Form 10-K
period 1996-03-31
SOFTWARE SPECTRUM INC
filed 1996-07-01
CIK 875173

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-K
(Mark One)

[X ]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                           For the fiscal year ended March 31, 1996

                                     or

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                           For the transition period from                  to
                                                          ----------------    -----------------

                         Commission file number 0-19349

                            SOFTWARE SPECTRUM, INC.
             (Exact name of registrant as specified in its charter)

                 TEXAS                                       75-1878002
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)

     2140 MERRITT DRIVE, GARLAND, TEXAS                         75041
     (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (214) 840-6600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value on June 26, 1996 of the Registrant's voting securities held by non-affiliates was $84,437,370.

At June 26, 1996, the Registrant had outstanding 4,357,441 shares of its Common Stock, par value $.01 per share.


                     Documents Incorporated by Reference



There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrants' proxy statement for its annual meeting of shareholders to be held August 15, 1996 and in Part II of this Annual Report the registrants' annual report to shareholders for the 1996 fiscal year.



================================================================================

                                    FORWARD

         Software Spectrum, Inc. (the "Company") or its representatives from time to time may make or may have made certain forward-looking statements, whether orally or in writing, including without limitation any such statements made or to be made in the Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and other information contained in its various filings with the Securities and Exchange Commission. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements.

         The Company cautions the reader that this list of factors may not be exhaustive. The Company operates in a rapidly changing business, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

HIGHLY COMPETITIVE ENVIRONMENT

         The desktop technology marketplace is intensely competitive. The Company faces competition from a wide variety of sources including other software suppliers, hardware manufacturers and resellers, technology service providers, personal computer retail stores (including superstores), mail order and other discount business suppliers and software publishers. Certain of the Company's competitors, particularly software publishers, have substantially greater financial resources than the Company. Because of the intense competition within the microcomputer software channel, companies that compete in this market, including the Company, are characterized by low gross and operating margins. Consequently, the Company's profitability, particularly during periods of rapid growth, is highly dependent upon effective cost and management controls.

NEW DEVELOPMENTS AND RAPID TECHNOLOGICAL CHANGE

         The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and services. The Company's future success will depend in part on its ability to enhance existing technology services and to offer new services on a timely basis as well as its ability to attract and retain skilled technical professionals required to deliver these services. Additionally, the Company's business results can be adversely affected by disruptions in customer ordering patterns and the impact of new product releases.

CHANGING METHODS OF SOFTWARE DISTRIBUTION

         The manner in which microcomputer software products are distributed and sold is continually changing, and new methods of distribution may emerge or expand. Software publishers may intensify their efforts to sell their products directly to end-users, including current and potential customers of the Company. Other products and methodologies for distributing software to users may be introduced by publishers, present competitors or other third parties.
If microcomputer software suppliers' participation in these programs is reduced or eliminated or if other methods of distribution of software, which exclude the microcomputer software channel become common, the Company's business and financial results could be materially adversely affected.

RELIANCE ON FINANCIAL INCENTIVES, MARKETING FUNDS AND VOLUME DISCOUNTS

         As part of its supply agreements with certain publishers and distributors, the Company receives substantial incentives in the form of rebates, cooperative advertising funds, market development funds and volume purchase discounts. A reduction or discontinuance of these incentives, discounts or advertising allowances could have a material adverse effect on the Company's business and financial results.

DEPENDENCE ON VENDORS

         A large percentage of the Company's sales are represented by popular microcomputer business software products from a small number of vendors. In fiscal 1996, approximately 55% of the Company's net sales were derived from products published by Microsoft and Lotus. The Company has direct relationships with these publishers. Most of the Company's contracts with vendors are terminable by either party, without cause, upon 30 to 60 days' notice. The loss or significant change of the Company's relationship with these vendors could have a material adverse effect on the Company's business and financial results. Although the Company believes the software products would be available from other parties, the Company may have to obtain such products on terms that would adversely affect its financial results.

VOLUME LICENSING AND MAINTENANCE AGREEMENTS

         The Company serves as a designated services provider for volume licensing and maintenance ("VLM") agreements between many of its customers and major publishers of microcomputer software. VLM agreements are typically used by customers seeking to standardize desktop software applications and consequently involve significant quantities of unit sales for each customer. Although unit volume sales are increased by sales through VLM agreements, lower gross margins are generally realized on such sales as compared to sales of full-packaged software products. If the Company were to continue to experience an increase in the percentage of sales made pursuant to VLM agreements, gross margins on the sale of software products are likely to decline.

ACQUISITION RISK

         Between October 1995 and May 1996, the Company has completed three acquisitions. Because these acquisitions have been made only recently, there can be no assurance that the acquired businesses will achieve results anticipated at the time of the acquisitions or be successfully assimilated by the Company.

ECONOMIC CONDITIONS AND GEOGRAPHIC EXPANSION

          The Company's business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic and business conditions. Further, sales to large corporations have been important to the Company's growth and its ability to continue its historic rate of growth is dependent on its continued success in such market. The Company's recent geographic expansion outside the United States involves currency exchange risks, political risks and other risks of doing business abroad.

                                     PART I

ITEM 1.  BUSINESS

         The Company is a leading worldwide supplier of microcomputer business software and technology services to organizations. The Company's customers are primarily large entities including many multinational organizations with a significant number of microcomputers. The Company also sells products and services to mid-tier businesses through its telephone and catalog sales efforts. The Company provides its customers with a wide variety of business software products, volume software licensing services and technology support and assists them in the implementation, deployment and ongoing support of their personal computing strategies. The Company has established supply arrangements with major microcomputer software publishers, including Microsoft, IBM/Lotus, Novell, Attachmate, Symantec, and Corel. The Company markets software titles for IBM, IBM-compatible and Macintosh microcomputers, including software for all major operating systems such as Windows, Windows 95, OS/2, DOS, Novell NetWare and Microsoft Windows NT.

         The Company was incorporated under the laws of the State of Texas in April 1983. The Company's principal facilities and its executive offices are located at 2140 Merritt Drive, Garland, Texas 75041, and its telephone number at that location is (214) 840-6600. Except where the context otherwise requires, the term "Company" as used herein includes Software Spectrum, Inc. and its subsidiaries.

OVERVIEW

         The Company plays a major role in the microcomputer business software industry as a leader in desktop technology focusing on providing microcomputer business software and technology services to organizations. The Company's strategy is to invest in its infrastructure, both in terms of people and systems, to provide a high level of customer service while maintaining a cost-efficient operating structure to enable the Company to competitively price its products. The Company controls its costs in part by centralizing its administrative support and customer service operations while utilizing a geographically dispersed field sales force and technology services staff strategically located in major business markets. The majority of the Company's revenues are derived from sales to large organizations, including a significant number of multinational entities.

         The Company derives revenues from three primary areas including sales of PC software to large organizations ("Large Account Sales"), sales to mid-tier accounts ("TeleSales and Catalog Sales") and sales of technology services through its Technology Services Group (the "Technology Services Group").

         The largest component of the Company's business is providing microcomputer software, licenses and related services to large organizations with over 1,000 PCs, including a majority of the companies in the Fortune 500. Large Account Sales concentrates on building and expanding relationships through face to face calling efforts throughout major global desktop technology markets. The Company's field sales representatives market not only microcomputer software products, but also the fee-based services available to customers through the Company's Technology Services Group. Through its strategically located, centralized operations centers in North America, Europe and Asia/Pacific, the Company supports the global marketing efforts of the Large Account Sales group.

         TeleSales and Catalog Sales serves mid-tier businesses that have less than 1,000 PCs through the Company's outbound calling and catalog sales efforts. At March 31, 1996, this group consisted of approximately 70 people located in Garland, Texas that market Software Spectrum's products and services by phone to organizations throughout North America. In the fiscal year ended March 31, 1996, revenues derived from the Telesales and Catalog Sales groups accounted for approximately 17% of the Company's revenues.

         The Company's Technology Services Group provides fee-based services, including consulting, training and support for a number of specific technologies including advanced networking infrastructure, enterprise messaging and groupware, distributed client/server application development, enterprise software management services, and Internet/Intranet services. Technology Services Group's strategy is to focus on a limited number of technologies to allow its personnel to develop in depth knowledge to support complex customer requirements. The Technology Services Group also provides fee-based telephone support services. This service, known as SmartLine, is utilized by organizations that choose to outsource their internal help desk function, as well as by software publishers that desire to outsource their technical support services. As of March 31, 1996, the Company had ten Technology Service Group offices in North America and Europe. For the year ended March 31, 1996, the Technology Service Group represented approximately 4% of the Company's revenues. Following its recent acquisitions, the Company has increased the number of Technology Service Group offices to twenty, including locations on three continents. See "Customer Services--Global Operations" and "Fee-Based Services--Technology Services Group" below.

         The Company adapts its services to specific customer requests, consults with customers on developing strategies to efficiently manage the customer's investment in PC software and hardware and provides accurate and timely delivery of products. The Company provides its customers with information, advice and assistance through its marketing, sales and technical staff on the wide range of procurement choices available. For customers electing to standardize desktop software applications or otherwise take advantage of right-to-copy arrangements, the Company provides volume licensing and maintenance ("VLM") agreement services and support. Under VLM agreements, the Company acts as a designated service provider to sell licensing rights to software that permit customers to make copies of a publisher's software program from a master diskette and distribute this software within a customer's organization for a fee for each copy made. Maintenance agreements entitle customers to all upgrades of certain products during a specified period of time, typically two years. By utilizing VLM agreements, customers are able to consolidate their worldwide purchases and acquire software under a single master agreement for a given publisher from a global supplier such as the Company. Among its other services, the Company offers on-site consultants for large corporations, training and support of complex technologies, strategic planning for information systems departments, software selection assistance and determination of price and availability of hard to find software products.

         The Company serves an important role in the software industry by providing a service-oriented and cost-effective means for microcomputer software publishers to market, sell, distribute and provide support for their products. The services provided by the Company assist publishers by building product awareness, marketing products directly on behalf of publishers to businesses and other organizations, and providing additional technical support and services for software products. The Company is also instrumental in the selection, design and implementation of VLM programs for its customers. The Company believes that maintaining its relationships with major publishers is important to the Company's future growth and profitability. The Company will often coordinate product introductions and marketing programs with publishers, which may involve joint regional product seminars and cross-selling of selected complementary products. Due to its volume of purchases, the Company believes it is able to obtain favorable pricing, avail itself of marketing funds provided by major publishers and work closely with publisher personnel on various marketing and selling matters such as the introduction of new products, programs and related service opportunities. As in prior years, certain major publishers have continued to restrict the number of direct relationships maintained with this channel, limiting such relationships to those entities, such as the Company, with significant product sales, technology service capabilities and marketing capabilities.

         The Company has continued to experience significant growth in the sale of software to its customers through VLM agreements. For fiscal 1996, sales through VLM agreements represented approximately 46% of net sales of the Company, compared to 35% and 15% of net sales for fiscal years 1995 and 1994, respectively. Prior to fiscal 1994, sales pursuant to VLM agreements were not significant. Since individual software packages and documentation may not be provided to each user, and due to volume pricing incentives and lower distribution costs, customers utilizing VLM agreements can purchase licenses for software at a lower cost than by purchasing individual shrink-wrapped software packages. In general, the Company receives lower gross margins on sales made through VLM agreements.

ACQUISITIONS

         In October 1995, the Company acquired Software Alternatives, Inc., a leading microcomputer software supplier to business organizations in Canada for approximately $2.5 million. This acquisition significantly increased the Company's market presence in Canada.

         On April 2, 1996, the Company acquired The Essentially Group Limited ("Essentially Group"), a leading information technology company in Australia and New Zealand that sells microcomputer software, hardware and related technology services to organizations. Under the terms of the agreement, the Company purchased Essentially Group for approximately $9 million, including a combination of cash and Company stock. The acquisition provides the Company with operations in Australia and New Zealand and a foundation from which to expand throughout the Asia/Pacific region. The acquisition of Essentially Group completes the Company's global operations strategy which is to have centralized operations centers in North America, Europe and Asia/Pacific to serve major desktop technology markets in key worldwide markets and provides the Company with an immediate presence in the Asia/Pacific market.

         On May 13, 1996, the Company acquired from Egghead, Inc., certain operating assets of Egghead's corporate, government and education division ("CGE"). CGE is a leading supplier of microcomputer business software to corporations, government agencies and educational institutions in North America. Under the terms of the agreement, the Company purchased the CGE division for $45 million. The purchase was funded with existing cash and bank financing. In connection with the transaction, the Company assumed control of CGE's North American sales force and leased Egghead's call center facility located in Spokane, Washington, which serves several thousand customers. Egghead retained all existing inventory, accounts receivable, and substantially all of the liabilities of the CGE division.

         With these acquisitions, the Company has become one of the world's largest providers of microcomputer business software and technology services to organizations. The Company's customer base includes an expanded group of multinational customers which should enhance the Company's global growth.
Also, the larger customer base provides additional opportunities for growth of the Technology Services Group. CGE's base of government and educational customers creates a significantly larger presence in these two specific customer segments for the Company, as well.

CUSTOMER SERVICES

         Licensing, Procurement, Distribution and Deployment Services

         The Company's customers can purchase software applications in a number of different ways. VLM agreements, or right-to-copy agreements, allow a customer to either purchase a license for each user in a transaction-based process or track and periodically report its software copies, paying a license fee for each copy made. The Company sells, supports and services the various VLM arrangements currently utilized by software publishers. For customers, the overall cost of using one of these methods of acquiring microcomputer software is likely to be substantially less than the option of purchasing shrink-wrapped full packaged software products.

         Since each major publisher has chosen a different set of procedures for implementing VLM agreements, businesses are faced with a significant challenge to sort through all such alternatives and procedures to ensure that they are utilizing the appropriate agreements, complying with the publishers' licensing terms and properly reporting and paying for their software licenses. In order to address the wide range of procurement choices available to its customers, the Company provides information, advice and assistance to its customers relating to their procurement decisions through the Company's marketing, sales and technical staff and through its publications. See
"- World Wide Web Site, Publications and Software Library" and "Sales and Marketing."

         Increasingly, large corporate customers are electing to standardize desktop applications and coordinate their enterprise-wide microcomputer management responsibilities. To help these customers develop or improve their microcomputer software management programs, the Company developed a software management process that is called the Assurance Process. The Assurance Process and corresponding implementation services allow these customers to effectively utilize the benefits associated with VLM programs. Assurance provides the Company's customers with a methodology for evaluating the individual customer's microcomputer software management process and analyzing issues in implementing VLM programs offered by various publishers. The service options available from the Company are designed to assist the customer in implementing its software management plan, including internal distribution services, communication with end users, telephone support and reporting and compliance under VLM arrangements.

         The Company's licensing consultants are Software Publishing Association (SPA) certified software managers that are trained to provide customers with advice in the evaluation of various VLM programs offered by publishers and customer activity analysis. In addition to the Company's extensive experience dealing with VLM agreements, it has continued to invest in technology based systems to support the special requirements necessary to service VLM agreements for its customers. In fiscal 1996, the Company developed SOLO 95, a custom, client/server based system which provides individualized customer contract management data, assists customers in complying with VLM agreements, and provides customers with necessary reporting mechanisms.

         The Company provides disk duplication services for a number of customers that have purchased software through VLM agreements. The Company will duplicate diskettes for software purchased through VLM agreements on behalf of customers, may bundle this software with a customer's internal documentation and software packages and third party software manuals and will distribute these diskettes and bundles to a customer's various sites and locations.

         A component of the Company's procurement services is its ability to provide timely delivery of its products to customers by maintaining a sufficient inventory of the most popular software products. In May 1996, the Company relocated its Chicago product fulfillment operations to Louisville, Kentucky, and the Company plans to consolidate the remainder of its United States distribution operations in Louisville during July 1996. Stocked products are generally shipped the same day that the Company receives a customer order. Most of the Company's products are ordered by the customer's procurement or information systems department and often are billed to the department of the end-user, which may be located at a different site than the procurement or information systems department. The Company provides customers, upon request, open-order status and purchase activity reports formatted to each customer's specifications. Also, the Company's electronic data interchange ("EDI") capabilities allow customers to submit orders (or other data) from their computer systems to the Company via modem. EDI improves order accuracy and reduces administrative costs for corporate customers and the Company.

         Global Operations

         Under VLM agreements, multinational customers can consolidate their worldwide volume purchases of software under a single master agreement for a given publisher. The Company is able to sell software through these VLM programs globally. To address this opportunity, as well as the international growth in the demand for microcomputer software and technology services, the Company began its global expansion in 1993.

         In 1993, the Company opened a Canadian office in Toronto and in 1994 established a European headquarters in The Hague and an operations center in Dublin. The Company augmented European operations by establishing a Technology Services Group office in London in 1996.

         The Company's acquisition of Essentially Group in April 1996 significantly extends Software Spectrum's global reach by providing an immediate presence in the Asia/Pacific region. Essentially Group's established customer base, management team and services capabilities provide the Company with many of the key resources needed to permit further expansion throughout the Asia/Pacific region. The Essentially Group acquisition completes the Company's strategy to provide operations centers in North America, Europe and Asia/Pacific. Today, Software Spectrum does business in over 40 countries, provides support services in 15 languages, invoices customers in many local currencies, and can provide consolidated worldwide reporting to customers.

         Fee-Based Services

                 Technology Services Group

         Through its Technology Services Group, the Company provides fee-based technical services including consulting, training and support services. The Company's service offerings are centered around a number of specific technologies including advanced networking infrastructure, enterprise messaging and groupware, distributed client/server application development, enterprise software management ("ESM") services and Internet/Intranet services. These technologies address customers' needs (i) to provide access to information at sites throughout the world within their organizations; (ii) to enable employees at different locations to communicate with each other in a cost-efficient manner; (iii) to provide more flexible access to mission critical information; and (iv) to provide strategies for controlling the rising cost of supporting distributed computing.

         As of March 31, 1996, the Company had established Technology Services Group offices in Dallas, Chicago, Atlanta, Houston, San Francisco, Los Angeles, Minneapolis, New York City, Toronto and London. The Company has also entered into an agreement with Delfin Systems, Inc., a Washington DC-based, privately held developer and supplier of information systems, products and services for government and commercial markets, to provide technology services on behalf of the Company to the Company's customers in the Mid-Atlantic region of the United States. Following its recent acquisitions, the Company has increased the number of Technology Services Group offices to twenty, and in addition to North America and Europe, it now has locations in Australia and New Zealand. The Company provides messaging and information-sharing solutions to provide a stable communications platform for enterprise-wide connectivity.

         The Company is a Microsoft Solutions Provider, Lotus Notes Business Partner and Novell Platinum Reseller and is authorized to sell, support, train and develop applications in many complex products. The Company's advanced networking infrastructure design capabilities cover a broad range of topologies and protocols including local area and wide area networks and the ability to design interfaces to many mainframes and minicomputers. The Company provides messaging and information-sharing solutions to provide a stable communications platform for enterprise-wide connectivity.

         The Company's ESM services are designed to help customers with the evaluation, implementation, operation, and support of electronic desktop management solutions, such as Microsoft's Systems Management Server and Symantec's Norton Administrator for Networks. These services help customers manage and support their software assets at various sites from a single location. Utilizing these electronic software distribution products and ESM services, customers can inventory hardware and software assets, perform software product distribution, and provide electronic help desk services.

         In addition, the Company offers education and technical training opportunities for information technology professionals in the various technologies supported by the Company, with such seminars and training provided at the customer's or the Company's location.

         The Company also provides fee-based telephone support services on behalf of software publishers and to end users of business customers that choose to fully or partially outsource their internal help desk function on a number of technologies, including client/server applications and network operating systems. The Company's SmartLine personnel utilize resources and capabilities equivalent to those described under the caption "Technology Support Center" below.

                 Fulfillment Services

         During fiscal 1995 and 1996, the Company provided fulfillment services to a major customer. In February 1996, the Company discontinued its fulfillment services.

         Electronic Services and Capabilities

         The Company offers a number of services and is implementing systems to support its customers' gradual migration toward electronic commerce and electronic software distribution ("ESD").

         ESD takes two forms; the first is distributing software within an organization, via a company's internal network. ESD technology within the large organization is a means to permit an organization to reduce the total cost of ownership of desktop computing assets. ESD can provide hardware and software asset management, remote desktop support and automatic installation of operating systems, packaged and customer applications, and their related upgrades, to the desktop.

         Through its Technology Services Group, the Company supplies enterprise software management services for customers who adopt ESD within their organizations. These services help manage distributed PC environments through use of products such as the Microsoft Systems Management Server and Symantec's Norton Administrator for Networks.

         The second form of ESD is between businesses via electronic links such as the Internet. This form of ESD supports the fast, convenient delivery of software products. The Company strongly endorses recent announcements allowing software applications to be made available for ESD. The Company intends to participate in this method of distribution as communication technology improvements enable this form of ESD to become more widely used.

         The Company opened its World Wide Web site on the Internet in 1995 to provide customers with links to useful information about the Company, its products and services and publishers the Company represents. The Company also offers an Internet online catalog that includes thousands of products. This electronic catalog provides a wide range of products for customers to choose from. The Internet catalog provides information about products through a comprehensive search engine, extensive product descriptions, and third-party reviews.

         The Company has invested in new technologies throughout the years. The Company's continuing investment in electronic software distribution and electronic commerce evidences its commitment to meeting the changing needs of customers.

         Maintenance and Upgrade Services

         A number of customers who have elected to purchase software licenses through VLM agreements have also purchased maintenance which allows customers to receive new versions, upgrades or updates of software products during the maintenance period in exchange for a specified annual fee, often paid to the Company in quarterly installments. Upgrades and updates are revisions to previously published software that improve or enhance certain features of the software and correct any errors found in previous versions.

         The Company believes it offers several advantages to its customers in the upgrade process. Customers that have not elected to purchase maintenance agreements are still able to upgrade multiple units of specific products, often bypassing cumbersome publisher requirements. The Company stocks a number of upgrade products and provides detailed tracking and reporting of customer upgrade purchases. Upgrades are sold on the same basis and with the same payment terms as other products sold by the Company.

         Seminars

         Seminars are an important means by which the Company markets and sells products and services. Through these seminars, businesses are able to acquaint members of their organizations with new product offerings and upgrades and receive information concerning trends in microcomputer technology and the industry in general. The Company's seminar series includes events addressing VLM arrangements and electronic distribution, as well as strategic implementation of client/server and other advanced product technologies and solutions. A portion of the marketing funds the Company receives from various publishers is used to defray the costs of presenting these seminars that generally are conducted in conjunction with publisher representatives. Members of the Company's marketing and support staff present and coordinate all aspects of these seminars. In fiscal 1996, the Company presented 160 seminars in over 65 major metropolitan areas throughout North America and in Western Europe.

         World Wide Web Site, Publications and Software Library

         The Company's World Wide Web Site on the Internet provides customers with information concerning the Company, its products and services, and the publishers represented by the Company. The Company also provides information through various Company publications. A portion of the marketing funds provided to the Company by publishers is used to offset the Company's cost of producing these publications. The Company publishes newsletters, service and product brochures, product catalogs, and also provides other timely information coincident with major product releases. The Company's "Micronews" is a monthly newsletter distributed, both electronically via the Internet and in hard copy, that features new product announcements and news articles on current industry topics and technical white papers.

         The Company distributes a semi-annual publication which includes more in-depth analyses of various product offerings called the "Licensing and Software Management Guide." This publication provides comprehensive information on the many facets of software licensing. The Guide provides the purchasing requirements and qualification restrictions of the numerous VLM publisher programs. Issues such as concurrent licensing and copying software on home or portable computers are identified. Because of the potential savings a corporation can realize by utilizing alternative procurement methods, customers have displayed a significant amount of interest in this publication. In addition, the Software Publishers Association utilizes this publication in connection with its certified software manager course curriculum.

         The Company offers a software evaluation library which enables a customer to evaluate software programs without charge or obligation. The Company's software evaluation library consists of many popular software packages marketed by the Company, which are provided as demonstration copies. Upon request, customers may use the demonstration copies in order to assist them in making a purchasing decision.

         The Company also markets to mid-tier businesses by publishing merchandising catalogs which offer a large range of software and peripheral products. In addition to its Internet catalog described above, the Company's catalog operations include plans to publish over 5 million catalogs in fiscal 1997. See "Electronic Services and Capabilities" above.

         Technology Support Center

         The Company's Technology Support Center in Garland, Texas provides support for customers in three principal business categories. First, technical support personnel handle support calls from customers' technical personnel for escalation services. The staff in the Company's Technology Support Center is experienced in all major microcomputer software titles and can provide support for software products running on most major microcomputer operating systems and environments, including Windows, Windows 95, DOS, Macintosh, OS/2, Microsoft Windows NT, Novell Netware and other network operating systems. Second, the Company provides technical support to large organizations to augment or replace the customer's internal help desk capabilities for the customer's employees. This service has various support options from desktop application products to advanced technical products to enterprise software solutions. The Company's SmartLine service is designated as a Microsoft Authorized Support Center (one of eight in the United States), a Lotus Premium Business Partner and a Novell Authorized Service Center. Third, the Technology Support Center contracts with software publishers, hardware providers and OEM manufacturers to provide telephone support on their behalf to customers. The Technology Support Center includes large capacity file servers, multiple CD ROM databases and other sources that enable the Company's support personnel to recreate a customer's individual problem, develop a solution and guide the customer through the solution in a step-by-step basis.

         The Company's software evaluation library and demonstration equipment allow the Company's staff to test applications before recommending a solution or product. The Company's Technology Support Center operates an electronic bulletin board that allows customers to download patch disk information. Customers may also utilize the Internet as the electronic means to forward support questions and receive answers from the Company.

SALES AND MARKETING

         The Company performs sales and marketing activities for its large account customers through its account executives, customer service representatives and its marketing and support staff. The Company organizes account management teams to service and support each of its major customers. Generally each team consists of one account executive and a team of customer service representatives. These teams are supported by technical, marketing and sales support personnel located at one of the Company's operations centers.

         Account executives are assigned a specific territory and/or specific accounts by the Company, which generally includes major metropolitan areas in one or more countries, states or provinces. Account executives market the overall service and price advantages of using the Company as the customer's preferred software and services supplier. The account executive concentrates on generating new customer relationships, maintaining and improving existing customer relationships and increasing the volume of software and services provided to large corporate customers.

         Account executives work directly with procurement managers, management information system managers and computer support managers of existing and potential customers to identify the specific needs of each customer and to facilitate the purchase of software products and services by the customer's organization. Account executives maintain close contact with customers in order to provide them with timely communications and assistance with any special or strategic requests. Account executives' responsibilities include providing customers with useful and relevant product information to assist the customer in its selection of software available for the desired application, providing customers with information and guidance on software procurement options including VLM agreements, implementation and deployment of software under VLM agreements, assisting customers in identifying and defining technical service needs, and planning product presentations and seminars by representatives of the Company and publishers. For national and international accounts, there may be several account executives working with the customer in different parts of North America, Europe and Asia/Pacific with all efforts being coordinated by a designated national or international account executive. The number of accounts handled by each account executive depends on the relative size of the accounts and the level of service required by each customer within the territory assigned to the account executive.

         The Company's licensing consultants work with the Company's customers to provide advice and consultation on VLM programs and to complete detailed customer account analysis and reporting. The Company also assigns a team of customer service representatives to each account. Customer service representatives, who are based primarily at the Company's operations centers located in Garland, Spokane, Toronto, Dublin and Sydney handle all aspects of the day-to-day customer account servicing, including common presale technical questions, customer order placement, order status inquiries, requests for a demonstration product for evaluation and searches for hard-to-find products. This enables customer service representatives to develop close relationships with individuals within the customer's organization and to better service them by being familiar with their account. By assigning a specific team of customer service representatives to specific customers, the Company adds additional direct contacts that reinforce customer relationships.

         To solicit business from mid-tier organizations, the Company utilizes its TeleSales and Catalog Sales group. While product price and delivery terms are key factors in mid-tier organization markets, the Company also provides a broad range of VLM agreement support and services and technical services to this category of customers. Initial contact and sales are made typically through telephone inquiries.

SUPPORT SYSTEMS

         The Company has been converting its operating and financial reporting systems to the client/server environment. The conversion is expected to be substantially completed during fiscal 1997. The Company has developed certain proprietary support systems that facilitate the delivery of product and services to its customers. The Company has invested in technology based systems to support the special requirements necessary to service VLM agreements for its customers. SOLO 95, a custom, client/server-based system, provides individualized contract management data, assists customers in complying with the terms of their VLM agreements and provides customers with necessary reporting mechanisms. Using individualized data in SOLO 95 in conjunction with the Company's contract management database, the Company representatives can guide a customer through the various purchasing options and assist in administering VLM agreements. SOLO 95 also provides the Company's customer service representatives with customer profile and account status, order status information, and product pricing and availability details. The Company's on-line purchase order entry system provides its purchasing department with a daily queue of orders to be placed based on current inventory levels, daily sales orders, and pre-established minimum and maximum levels of inventory for each part number. Once purchase orders are placed with a vendor, the Company's accounting records are automatically updated and orders are held pending on-line receipt, using a bar code receiving system.

PRODUCTS

         In addition to selling, supporting and servicing the various VLM arrangements available from software publishers, the Company offers and maintains an inventory of approximately 1,600 business software titles, ranging in price from approximately $10 to $35,000. The Company also stocks a variety of peripheral products and accessories. Although the Company maintains an inventory of only the most popular products, the Company offers more than 38,000 different software and peripheral products.

         The software applications offered by the Company include major business programs such as spreadsheet, word processing, electronic mail, groupware, database, and graphics, as well as operating systems, utilities and languages. For the fiscal year ended March 31, 1996, the top 20 software titles sold by the Company represented approximately 50% of the Company's net sales.

         The Company maintains a database of hard-to-find software required by customers as well as software available from the Company's major publishers and vendors. The Company continually adds to its database, information on these types of products and their sources of supply in order to expedite customer requests.

         The Company also sells hardware, peripheral products and accessories, such as modems, expansion cards and keyboards. The Company expects that for the foreseeable future, sales from software products will continue to be its primary source of revenues.

DISTRIBUTION AND INVENTORY CONTROL

         In May 1996, the Company relocated its Chicago distribution operations to Louisville, Kentucky. The Company plans to consolidate the remainder of its United States distribution operations to Louisville in July 1996. The Company generally ships products that it carries in inventory the same day the Company receives the customer order utilizing independent carriers. During its fiscal year ended March 31, 1996, the Company shipped an average of 1,500 orders per day. The Company bar codes every product in its inventory in order to reduce the risk of shipping errors and to provide better inventory control. The Company conducts a physical inventory three to four times each year and seeks to maintain strict control of inventories to minimize the risk of product obsolescence and to maximize inventory turns. As of March 31, 1996, the Company held approximately 25 days of anticipated sales of shippable products in inventory, based on data from the immediately preceding monthly period. On average, the Company turns its inventory twelve times per year. The Company has exchange and return privileges with the major vendors with which it does business. These arrangements reduce the risk of loss resulting from obsolete goods and damaged merchandise. As of March 31, 1996, the Company did not have a significant order backlog.

CUSTOMERS

         In fiscal 1996, the Company handled more than 6300 active customer accounts. Following its recent acquisitions, the Company's customer base has approximately doubled. The Company's customer base includes corporations, government agencies, non-profit institutions and other business entities. Fortune 1000 companies and other large organizations in foreign countries comprise the Company's primary customer base. The Company's recent acquisitions greatly increased the government agency segment of the Company's business and established a presence for the Company in the educational market. The Company also sells software to mid-tier organizations through its TeleSales and Catalog Sales group. Sales contracts with large customers for the procurement of products generally cover a one to three year period subject to the customers' rights to terminate the contract upon notice. These contracts usually include provisions regarding price, availability, payment terms and return policy. Contracts covering technology services vary in length depending on the services to be provided and are generally terminable upon 30 days' notice. Standard payment terms with the Company's customers are net 30 days from the date of invoice or net 10 days in the case of summary periodic billings to customers. Although customer arrangements vary, the Company generally affords its customers with product return and exchange privileges, which are typically limited to 30 to 60 days following shipment, with respect to unopened stocked products and defective or damaged products. In the fiscal year ended March 31, 1996, no single customer represented more than 3% of the Company's revenues. The Company does not believe that the loss of any single customer would have a material adverse effect on its business.

         The Company recognizes revenue from products sold at the time the product is shipped to or a license is purchased by the customer. The Company believes that returns of products by customers are not, and have not historically been, material. Maintenance and services revenue is recognized ratably over the contractual period or as the services are provided.

VENDORS

         Substantially all of the Company's sales from software are derived from products purchased from publishers and distributors. The decision whether to buy products directly from publishers or through distributors is determined on a vendor-by-vendor basis based on cost, availability, return privileges, demand for a particular product and the benefits of a close strategic relationship. For the fiscal year ended March 31, 1996, approximately 75% of the Company's sales represented products purchased from its ten largest vendors. For the fiscal years ended March 31, 1996 and 1995, products from Microsoft accounted for approximately 44% and 39% of net sales, respectively, and products from Lotus accounted for approximately 10% of net sales in each year. In fiscal 1996, Microsoft and Lotus were the Company's two largest vendors.

         The Company has contractual relationships with all its major vendors covering price, payment terms and return privileges. These contracts are non-exclusive and non-territorial and are generally terminable by either party without cause upon 30 to 60 days' notice. The Company's contracts with its major vendors are generally for one or two year terms, and the majority contain no provision for automatic renewal.

         Publisher contracts generally permit the Company to return or dispose of products in exchange for credit against future purchases in the event that a product is defective or made obsolete, whether through the development of upgrades or new releases or otherwise. In addition, such contracts permit the Company to stock balance its inventory, generally on a quarterly basis, by allowing returns for credit against future purchases of a limited portion (usually 3% to 15%) of the products previously purchased by the Company. The agreements also typically provide that the Company may obtain credit against future purchases if the vendor subsequently lowers its prices on products that have been purchased by the Company within a 30 to 90 day period prior to such price decrease. The purpose of the foregoing stock balancing and price protection provisions is to permit the Company to maintain an inventory of products that is sufficient to meet its customers' needs while reducing the obsolescence risks associated therewith. Such contracts do not typically require the Company to ensure end-user compliance with its publishers' licensing and copyright or patent right protection provisions. Certain of the Company's contracts with vendors provide for early payment discounts.

Under the terms of its vendor contracts, the Company is not generally required to meet any minimum purchase or sales requirements, except to the extent that the Company's level of purchases or sales may affect the amount or availability of financial incentives, advertising allowances and marketing funds. The reduction in amount, discontinuance of or the Company's inability to meet requirements established by vendors for achieving financial incentives, advertising allowances and marketing funds could have an adverse effect on the Company's business and financial results. The material terms of the Company's contracts with Microsoft and Lotus do not differ in any material respect from the comparable terms of the Company's arrangements with other major publishers.

COMPETITION

         The microcomputer software market is intensely competitive. The Company faces competition from a wide variety of sources, including traditional software resellers, hardware dealers and aggregators and large systems integrators. Current competitors from the software reseller category would include Stream International, Inc. The Company believes that it possesses a number of significant differentiating features from this group. These features include the Company's operations presence in major global microcomputer business markets, its extensive technology services capabilities and offerings, extensive VLM services, and custom computer systems that support the Company's business and knowledgeable, industry-experienced personnel.

         Newer competitors include hardware dealers and aggregators such as VanStar and Entex. These companies are also competing in the large organization market with marketing efforts to provide customers with complete software and hardware services. Other competitors include large systems integrators such as DEC and EDS. These companies do have a global presence and technology services. The Company believes its VLM services, custom computing systems specifically designed to support the Company's business and knowledgeable industry-experienced personnel are differentiating factors in this group of competitors.

         The manner in which microcomputer software products are distributed and sold is continually changing and new methods of distribution may emerge or expand. Software publishers may intensify their efforts to sell their products directly to end-users, including current and potential customers of the Company. In the past, direct sales from software publishers to end-users have not been significant, although end-users have traditionally been able to purchase upgrades directly from publishers. From time to time some publishers have instituted programs for the direct sale of single large order quantities of software to major corporate accounts, and the Company anticipates that these types of transactions will continue to be used by various publishers from time to time in the future. The Company could be adversely affected if major software publishers successfully implement programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the channel. The Company believes that the total range of services it provides to its customers cannot be easily substituted by publishers, particularly because publishers do not offer the scope of services or product offerings required by most of the Company's customers. However, there can be no assurance that publishers will not increase their efforts to sell substantial quantities of software directly to end users. In addition, the acceptance of VLM agreements by organizations as a method to purchase software has continued to expand over the past year. With a few exceptions for small licensing transactions, publishers generally permit VLM agreements to be offered only by large suppliers such as the Company, who have the capability to service and support these volume programs. Should publishers permit others to sell VLM agreements for higher volume transactions, or should additional competitors develop the capabilities required to service and support large licensing programs, the Company's competitive advantage could be negatively impacted. If the channel's participation in VLM agreements is reduced or eliminated or if other methods of distribution of software become common, the Company's business and financial results could be materially adversely affected. Management believes that greater acceptance of VLM agreements will be one of the factors that over time will lead to electronic distribution of software. Microsoft recently announced that it would allow desktop software applications to be made available through electronic distribution by certain selected channel partners. The Company intends to participate in this method of software distribution as communications technology improvements permit electronic software distribution to be made efficiently. The Company's continuing investment in electronic software distribution and electronic commerce reflects the Company's commitment to meeting the changing needs of its customers. There continues to be an increase in the sale of microcomputers to home and small businesses with many popular software application programs bundled with the hardware. If bundling of software with hardware becomes accepted by large corporate customers in the future, such bundling could have an adverse effect on the Company's business.

EMPLOYEES

         As of March 31, 1996, the Company had approximately 835 employees in North America and Europe. The Company has entered into non-competition agreements and/or non-solicitation agreements with substantially all of its sales and Technology Services Group personnel. None of the Company's employees is represented by a union. Following its recent acquisitions, at June 15, 1996, the Company had approximately 1,400 permanent and temporary employees worldwide.

ITEM 2.          PROPERTIES

         The Company currently leases approximately 130,000 square feet of space in Garland, Texas (a suburb of Dallas) for its corporate headquarters.
As of March 31, 1996, the Garland leases had a remaining term of 48 months with monthly payments of approximately $44,000. In connection with its acquisition of the CG&E division, the Company entered into a three year lease at an initial monthly rental of $32,500 increasing to $40,000 in the third year for its call center operations (approximately 54,000 square feet) in Spokane, Washington. The Company has recently relocated its Chicago distribution facility to Louisville, Kentucky where the Company leases approximately 62,500 square feet of space for approximately $18,000 per month. The term of the Louisville lease is three years. Within North America, the Company also leases office space in various markets for its Technology Services Group.

         With respect to its European-based operations, the Company currently leases space in Dublin, The Hague and London. In Asia/Pacific, the Company leases office space in seven markets.

ITEM 3.  LEGAL PROCEEDINGS

         On March 4, 1994, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company and Judy O. Sims by Rebecca Lovelace and Ira Newman. The suit was filed as a class action on behalf of all persons who purchased common stock of the Company from June 21, 1993 to January 26, 1994. On July 5, 1994, a lawsuit was filed against the Company and Ms. Sims by Gerald Klein as a class action on behalf of all persons who purchased the Company's common stock from June 21, 1993 through June 13, 1994. Each of these lawsuits alleged that the defendants violated the Federal securities laws in connection with the Company's quarterly earnings announcement on January 26, 1994, and the events and circumstances surrounding the Company's dismissal of Coopers & Lybrand LLP as its Independent Auditor in June 1994.

         On February 23, 1995, the District Court entered an order consolidating the two cases. On March 10, 1995, the District Court entered an order granting the Company's and Ms. Sims' motions to dismiss. On April 2, 1996, the United States Court of Appeals for the Fifth Circuit affirmed the District Court's order dismissing the plaintiffs' claims with prejudice.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended March 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's common stock is traded over the counter and is listed on the Nasdaq National Market System under the symbol SSPE. The information appearing on page 31 of the Company's 1996 Annual Report to Shareholders under the caption "Quarterly Financial Data and Market Information" is incorporated herein by reference.

         On June 18, 1996 there were 162 holders of record (representing approximately 2,000 beneficial owners) of the Company's common stock. The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the near term.

ITEM 6.          SELECTED FINANCIAL DATA

         The information required by this item appears on page 17 of the Company's 1996 Annual Report to Shareholders under the caption "Selected Consolidated Financial Data", which information is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information appearing on pages 18 through 21 of the Company's 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information appearing on pages 22 through 31 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective June 11, 1994, the Company dismissed its prior independent accountants, Coopers & Lybrand LLP ("C&L") and retained Grant Thornton LLP ("Grant Thornton") as its new independent accountants. C&L's reports on the Company's financial statements for the fiscal years ended March 31, 1993 and March 31, 1992 contained no adverse opinion or a disclaimer of opinion, and were not qualified or modified in any respect. The decision to change accountants was approved by the Company's Audit Committee and its Board of Directors.

         The Company was notified by C&L on the evening of May 16, 1994, that C&L needed additional time to complete its audit procedures. At that time, C&L also requested an attorney's letter concerning legal release of liabilities.
As a result, the Company's scheduled May 17, 1994 announcement of its financial results for the fiscal year ended March 31, 1994 was delayed. During the subsequent weeks, C&L continued to work on completing its audit and had been in discussions with the Company concerning the appropriate accounting treatment relating to certain credits recorded primarily to sales and cost of sales during the fiscal year ended March 31, 1994. At a meeting between the Company and C&L on May 31, 1994, C&L suggested that the Company might want to review with another independent accounting firm the appropriate accounting treatment for these credits. On June 1, 1994, the Company retained Grant Thornton to analyze the accounting issues relating to these credit items. On June 2, 1994, Grant Thornton met privately with C&L to ensure there was a mutual understanding of the facts and circumstances relative to the credit items. On June 6, 1994, Grant Thornton met again with C&L to review and discuss the appropriate accounting treatment for these items. After further research, discussion and consultation, the Company determined that it disagreed with C&L's position. On June 11, 1994, the Company's Audit Committee met with C&L to review the accounting issues relating to these credit items. Following this meeting, C&L was dismissed from its engagement as the auditors for the Company and the Company engaged Grant Thornton. The Company authorized C&L to respond fully to all inquiries of Grant Thornton including those related to the subject matter of the disagreement.

         The Company disagreed with the position C&L took regarding the proper accounting treatment for certain credit items arising from inventory and receivables activity. C&L took the position that certain credit items recorded on the Company's balance sheet represented liabilities and could therefore not be removed from the balance sheet and recorded to the income statement until the statute of limitations expires or there is a legal release, regardless of the remote possibility that the Company would be required to utilize its assets to pay future claims. C&L indicated that it had relied on SFAS No. 76 to determine the appropriate accounting treatment of these credits arising from inventory and receivable activity. While C&L did not complete its audit procedures, C&L indicated that application of its approach to accounting for these credit items would result in an estimated reduction of net income for the nine months ended December 31, 1993 of approximately $300,000 - $600,000 and might require restatement of quarterly financial information as well as changes in disclosure.

         The Company's accounting practice has been to record these credit items as payables at the time they arise. The Company's experience has been that when these items reach a certain age, they will not result in a probable future transfer or use of assets and therefore do not represent liabilities. Accordingly, the Company has concluded the excess credits should be removed from the balance sheet. During the quarter ended June 30, 1993, the Company refined its methodology and applied a more objective, systematic approach to eliminating these excess credits from the balance sheet and recording them to the income statement. Previously, the Company made periodic determinations to take these excess credit items into income.

         Grant Thornton advised the Company orally that it was of the opinion that the Company's treatment of these items was in accordance with generally accepted accounting principles. Grant Thornton reviewed the information provided in response to this item and has advised the Company that it does not have any new information or clarification of the Company's views and it agrees with the statements made by the Company under this Item.

         C&L's letter responding to the Company's request pursuant to Item 304(a)(3) of Regulation S-K is incorporated by reference to this Report.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the current directors of the Company, and the persons nominated for election as directors of the Company at its Annual Meeting of Shareholders to be held on August 15, 1996, appears in the Company's Proxy Statement relating to the Annual Meeting under the caption "Election of Directors". Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

         Officers are elected annually by the Board of Directors and serve until their successors are elected and qualified. The current executive officers of the Company are as follows:

                                                                             Officer
         Name                              Position                           Since           Age
         ----                              --------                          -------          ---
         Judy O. Sims             Chief Executive Officer and President        1988            43

         Richard G. Sims          Senior Vice President                        1983            42

         Keith R. Coogan          Executive Vice President, Chief              1990            44
                                  Operating Officer

         Roger J. King            Vice President of Sales and Marketing        1990            43

         Robert B. Mercer         Vice President, Chief                        1994            44
                                  Information Officer

         Deborah A. Nugent        Vice President of Finance,                   1992            42
                                  Treasurer and Secretary

         Lisa M. Stewart          Vice President of Customer Operations        1996            33


         Judy O. Sims has served as Chief Executive Officer of the Company since April 1988 and Chairman of the Board since July 1992. In April 1996, she also assumed the title of President. Ms. Sims is a co-founder of the Company and has been a director of the Company since its inception in 1983. Ms. Sims served as Treasurer of the Company from 1983 to October 1990 and as Vice President from April 1987 to April 1988. Ms. Sims was employed by the national accounting firm of Grant Thornton LLP from 1977 to 1985, where she last served as an audit partner. Prior to joining Grant Thornton LLP, Ms. Sims was employed by the national accounting firm of Coopers & Lybrand LLP. Ms. Sims is a Certified Public Accountant. Ms. Sims is married to Richard Sims.

         Richard G. Sims is a co-founder of the Company and has been a director of the Company since 1983. In April 1996, Mr. Sims assumed the title of Senior Vice President with responsibility for the Company's Asia/Pacific expansion and operations. He is also integrally involved with internal information systems design. From 1983 to March 1996, Mr. Sims served as President of the Company. From 1980 to 1983, Mr. Sims served as controller for International Power Machines ("IPM"), a publicly-held manufacturer of uninterruptable power supply systems for mainframe computers. Prior to joining IPM, Mr. Sims served as controller for Sue Ann, Inc., a publicly-held women's sportswear manufacturer, and a staff accountant for Coopers and Lybrand LLP. Mr. Sims is a Certified Public Accountant. Mr. Sims is married to Judy Sims.

         Keith R. Coogan was promoted to Executive Vice President and Chief Operating Officer in April 1996. Mr. Coogan has been a Vice President of the Company since October 1990 and was Secretary of the Company from May 1991 through July 1992. From October 1990 to March 1992, Mr. Coogan also served as Treasurer of the Company. From May 1989 until joining the Company, Mr. Coogan served as Vice President of Finance for Leather Center Holdings, Inc. a privately-held manufacturer and retailer of leather furniture. From January 1986 to May 1989, he was Vice President and Chief Financial Officer of Trinity Texas Corporation and Ward Hunt Investments, both of which were privately-held real estate sales and development organizations. Mr. Coogan is a Certified Public Accountant.

         Roger J. King has been Vice President of Sales and Marketing since April 1996. From September 1990 to March 1996, Mr. King served as Vice President of Sales of the Company. Mr. King was employed by Lotus Development Corporation from September 1987 to September 1990, where he last served as Regional Manager for the software business group and was responsible for product sales in a 14-state region. From July 1985 to September 1987, Mr. King was a Vice President of the banking software group of Sterling Software,

Inc., a software development company. Prior thereto, he spent nine years with IBM in various sales and sales management positions.

         Robert B. Mercer has been a Vice President and the Chief Information Officer of the Company since January 1994. Mr. Mercer is responsible for internal software application development and information systems processing for the Company. From March 1992 until joining the Company, Mr. Mercer was the Vice President and Chief Information Officer of Lechters, Inc., a publicly-held specialty retailer. From 1988 to March 1992, he served as Senior Vice President and Chief Information Officer of KG Men's Store, a privately-held clothing store chain.

         Deborah A. Nugent has been Vice President of Finance and Treasurer since March 1992 and Secretary of the Company since July 1992. From July 1991 until joining the Company, Ms. Nugent served as Assistant Treasurer and Chief Financial Officer of Mothers Against Drunk Driving. From April 1988 to April 1991, she served as Vice President, Treasurer and Chief Financial Officer of USF&G Capital Investors, Inc., a capital investments subsidiary of USF&G Corporation. From July 1986 to April 1988, she was Chief Financial Officer of The Tower Group, Inc., a privately-held real estate sales and development company. Prior thereto, Ms. Nugent was employed by the national accounting firms of Grant Thornton LLP and Coopers & Lybrand LLP. Ms. Nugent is a Certified Public Accountant.

         Lisa M. Stewart was promoted to Vice President of Customer Operations in April 1996. From January 1994 through March 1996, Ms. Stewart served as Director of Customer Operations for the Company after having served in various sales and sales management and operations positions. Prior to joining the Company in 1988, Ms. Stewart was employed by Fox T.V. and Hilton Services Corporation.

ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this item appears in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on August 15, 1996, under the caption "Executive Compensation", which information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item appears in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on August 15, 1996, under the captions "Stock Ownership of Principal Shareholders" and "Stock Ownership of Management", which information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Robert D. Graham, a member of the Company's Board of Directors, is a shareholder of the law firm of Locke Purnell Rain Harrell (A Professional Corporation), counsel to the Company.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K

(A)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         (1) and (2) - Index to Financial Statements and Schedules - The information required by this portion of Item 14 is set forth in a separate section following Part IV of this Report.

         (3) - The following documents are filed or incorporated by reference as exhibits to this Report:

         2          Asset Purchase Agreement dated as of March 23, 1996 by and among Software Spectrum, Inc., Egghead,
                    Inc. and DJ&J Software Corporation, as amended by First Amendment to Asset Purchase Agreement dated
                    May 13, 1996 (incorporated by reference to the Company's Current Report on Form 8-K dated March 26,
                    1996 and the Company's Current Report on Form 8-K dated May 23, 1996).

         3.1        Restated Articles of Incorporation of the Company, filed with the Secretary of State of Texas on May
                    12, 1989, as amended (incorporated by reference to the Company's Registration Statement No. 33-40794
                    on Form S-1).

         3.2        Restated Bylaws of the Company, as amended (incorporated by reference to the Company's Registration
                    Statement No. 33-40794 on Form S-1).

         10.1(a)    House Account Agreement (U.S.), dated as of September 4, 1986, as amended, between Lotus Development
                    Corporation and the Company (incorporated by reference to the Company's Registration Statement
                    No. 33-40794 on Form S-1).

         10.1(b)    Amendment to House Account Agreements dated as of June 25, 1992, between Lotus Development
                    Corporation and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

         10.1(c)    Educational House Account Agreement Addendum dated as of March 23, 1994 between Lotus Development
                    Corporation and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

         10.2       Lotus Passport Reseller Authorization Agreement dated March 31, 1994 between Lotus Development
                    Corporation and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

         10.3(a)    Microsoft 1995/1996 Channel Agreement dated July 1, 1995 between Microsoft Corporation and the
                    Company, including Addenda dated July 1, 1995 (Appointment as a Direct Reseller) and Addenda dated
                    July 1, 1995 (Appointment as a Large Account Reseller).

         10.3(b)    Large Account Reseller Rebate Addendum to the 1995/1996 Microsoft Channel Agreement dated July 1,
                    1995, as amended by Amendment No.1 dated January 1, 1996.

         10.3(c)    Microsoft Government Select Government Contractor Addendum to the 1995/1996 Microsoft Channel
                    Agreement dated as of July 1, 1995.

         10.3(d)    Rebate and Marketing Fund Addendum to the 1995/1996 Microsoft Channel Agreement dated as of July 1,
                    1995, as amended by Amendment No. 1 dated January 1, 1996.

         10.4       Microsoft Corporation 1995/1996 Authorized Government Large Account Reseller Agreement dated April
                    1, 1995 between Microsoft Corporation and the Company.

         10.5(a)    Commercial Lease Agreement, dated May 1, 1990, between CIIF Associates II Limited Partnership and the Company (incorporated by reference to the Company's Registration Statement No. 33-40794 on Form
                    S-1).

         10.5(b)    Amendment to Lease Agreement dated March 31, 1995 between CIIF Associates II Limited Partnership and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

         10.6(a)    Commercial Lease Agreement dated as of April 19, 1993, between Kancro, L.P. and the Company
                    (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                    March 31, 1993).

         10.6(b)    Amendment #2 - Expansion Agreement to Lease Agreement dated as of June 20, 1994 between Kancro, L.P.
                    and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the
                    fiscal year ended March 31, 1994).

         10.6(c)    Third Amendment to Commercial Lease Agreement dated effective April 1, 1995 between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

         10.7       Industrial Building Lease dated as of June 7, 1993 between LaSalle National Trust, N.A. and the
                    Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

         10.8       Form of Call Center Lease (Spokane) (incorporated by reference to the Company's Current Report on
                    Form 8-K dated March 26, 1996).

         10.9       Loan Agreement dated as of September 30, 1994 between the Company and NationsBank of Texas, N.A. as amended by First Amendment for Loan Agreement dated November 6, 1995. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and the Company's
                    Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

         10.10      Promissory Note dated September 30, 1994 executed by the Company in favor of NationsBank of Texas,
                    N.A. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

         10.11      Credit Agreement dated as of May 3, 1996 between the Company and Texas Commerce Bank, National
                    Association, as Agent (incorporated by reference to the Company's Current Report on Form 8-K dated
                    May 23, 1996).

         10.12      1989 Stock Option Plan of the Company, as amended (incorporated by reference to the Company's
                    Registration Statement No. 33-40794 on Form S-1).

         10.13      Software Spectrum, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company's
                    Registration Statement No. 33-53284 on Form S-1).

         10.14      The Software Spectrum, Inc. 1993 Long Term Incentive Plan (incorporated by reference to the
                    Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

         10.15      Employees' Profit Sharing Plan of the Company, Adoption Agreement dated December 14, 1994
                    (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                    March 31, 1995).

         10.16      Lease Agreement dated March 8, 1996 by and between Riverport Commerce Center, Inc. and the Company.

         10.17      Lease Agreement dated April 26, 1996 by and between Beneficiaries of American National Bank Trust
                    Number 104601-03 and the Company.

         10.18      Non-Employee Directors' Retainer Stock Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1995.)

         11.1       Statement regarding Computation of Primary Earnings Per Share.

         11.2       Statement regarding Computation of Fully Diluted Earnings Per Share.

         13         Software Spectrum, Inc.'s 1996 Annual Report to Shareholders.

         16         Letter dated June 29, 1994 from Coopers & Lybrand LLP addressed to the Securities and Exchange
                    Commission (incorporated by reference to the Company's Current Report on Form 8-K/A dated June 11,
                    1994).

         23         Consent of Grant Thornton LLP, Independent Accountants

         24         Power of Attorney (included on the signature page of this Form 10-K).

         27         Financial Data Schedule

         99         Purchase and Sale Agreement dated as of April 2, 1996 by and among Software Spectrum, Inc., Software
                    Spectrum (NZ) Limited and Essentially Group Limited, Essentially Group (NZ) Limited, Essentially
                    Software (Wellington) Limited, The McNabb Family Trust, McNabb No. 2 Family Trust, McNabb No. 3
                    Family Trust, RMAD Trust, David Colvin and Gary McNabb.

(B)      REPORTS ON FORM 8-K

         During the three months ended March 31, 1996, a report on Form 8-K was filed by the Company on March 26, 1996, reporting the Company's entry into an Asset Purchase Agreement with Egghead, Inc. and DJ&J Software Corporation.

                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS that each of Software Spectrum, Inc., a Texas corporation, and the undersigned directors and officers of Software Spectrum, Inc., hereby constitutes and appoints Judy O. Sims its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to this Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SOFTWARE SPECTRUM, INC.



                                            By  /s/ Judy O. Sims
                                               -------------------------------
                                                Judy O. Sims, Chief Executive
                                                Officer and President


Date:   June 27, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Signature                                 Title                                           Date
- - ---------                                 -----                                           ----
/s/ Judy O. Sims                          Chief Executive Officer, President and          June 27, 1996
- - ----------------------------------
    Judy O. Sims                          Director (Principal Executive Officer)


/s/ Richard G. Sims                       Senior Vice President and Director              June 27, 1996
- - ----------------------------------
    Richard G. Sims


/s/ Deborah A. Nugent                     Vice President of Finance, Treasurer            June 27, 1996
- - ----------------------------------
    Deborah A. Nugent                     and Secretary (Principal Financial
                                          Officer and Principal Accounting Officer)

/s/ Mellon C. Baird                       Director                                        June 27, 1996
- - ----------------------------------
    Mellon C. Baird


/s/ Robert D. Graham                      Director                                        June 27, 1996
- - ----------------------------------
    Robert D. Graham


/s/ Frank Tindle                          Director                                        June 27, 1996
- - ----------------------------------
    Frank Tindle

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


         The following consolidated financial statements of Software Spectrum, Inc. and subsidiaries appearing on pages 22 through 31 of the Company's 1996 Annual Report to Shareholders have been incorporated herein by reference under
Item 8 of Part II of this report.

         Report of Grant Thornton LLP

         Consolidated Balance Sheets as of March 31, 1996 and 1995

         Consolidated Statements of Income for the three years ended
              March 31, 1996

         Consolidated Statements of Shareholders' Equity for the three years ended March 31, 1996

         Consolidated Statements of Cash Flows for the three years ended
              March 31, 1996

         Notes to Consolidated Financial Statements

         The following financial schedule of Software Spectrum, Inc. and subsidiaries for the three years ended March 31, 1996, is filed herewith:

         Schedule II      Valuation and Qualifying Accounts and Reserves     S-1


         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required or are inapplicable and therefore have been omitted. Individual financial statements of Software Spectrum, Inc. have been omitted since consolidated financial statements are being filed and no significant amount of the assets of the subsidiaries included in the consolidated financial statements being filed are restricted as to transfer to Software Spectrum, Inc.

        Report of Independent Certified Public Accountants on Schedule



Board of Directors
Software Spectrum, Inc.


In connection with our audit of the consolidated financial statements of Software Spectrum, Inc. and Subsidiaries referred to in our report dated June 6, 1996, which is included in the annual report to shareholders and incorporated by reference in Part II of this form, we have also audited
Schedule II for each of the three years in the period ended March 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP

Dallas, Texas
June 6, 1996

                            SOFTWARE SPECTRUM, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                                               ADDITIONS
                                          BALANCE AT           CHARGED TO           WRITE-OFFS            BALANCE
                                          BEGINNING            COSTS AND              NET OF               AT END
                                           OF YEAR              EXPENSES            RECOVERIES            OF YEAR
                                         -----------           ----------           ----------          -----------


Allowance for Doubtful Accounts:
- - -------------------------------

  Fiscal year ended March 31, 1996:       $1,371,000           $  633,000           ($803,000)           $1,201,000

  Fiscal year ended March 31, 1995:       $1,662,000           $  244,000           ($535,000)           $1,371,000

  Fiscal year ended March 31, 1994:       $1,688,000           $  194,000           ($220,000)           $1,662,000




Inventory Valuation Account:
- - ---------------------------

  Fiscal year ended March 31, 1996:       $1,123,000           $1,249,000          ($1,375,000)          $  997,000

  Fiscal year ended March 31, 1995:       $  985,000           $1,173,000          ($1,035,000)          $1,123,000

  Fiscal year ended March 31, 1994:       $  852,000           $  755,000          ($  622,000)          $  985,000

                                 EXHIBIT INDEX



EXHIBIT
- - -------
2                   Asset Purchase Agreement dated as of March 23, 1996 by and among Software
                    Spectrum, Inc., Egghead, Inc. and DJ&J Software Corporation, as amended by First
                    Amended to Asset Purchase Agreement dated May 13, 1996 (incorporated by reference to the Company's Current Report on Form 8-K dated March 26, 1996 and the Company's
                    Current Report on Form 8-K dated May 23, 1996).

3.1                 Restated Articles of Incorporation of the Company, filed with the Secretary of
                    State of Texas on May 12, 1989, as amended (incorporated by reference to the
                    Company's Registration Statement No. 33-40794 on Form S-1).

3.2                 Restated Bylaws of the Company, as amended (incorporated by reference to the
                    Company's Registration Statement No. 33-40794 on Form S-1).

10.1(a)             House Account Agreement (U.S.), dated as of September 4, 1986, as amended, between Lotus Development Corporation and the Company (incorporated by reference to the Company's Registration Statement No. 33-40794 on Form S-1).

10.1(b)             Amendment to House Account Agreements dated as of June 25, 1992, between Lotus
                    Development Corporation and the Company (incorporated by reference to the
                    Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.1(c)             Educational House Account Agreement Addendum dated as of March 23, 1994 between
                    Lotus Development Corporation and the Company (incorporated by reference to the
                    Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

10.2                Lotus Passport Reseller Authorization Agreement dated March 31, 1994 between
                    Lotus Development Corporation and the Company (incorporated by reference to the
                    Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

10.3(a)             Microsoft 1995/1996 Channel Agreement dated July 1, 1995 between Microsoft
                    Corporation and the Company, including Addenda dated July 1, 1995 (Appointment as a Direct Reseller) and Addenda dated July 1, 1995 (Appointment as a Large Account
                    Reseller).

10.3(b)             Large Account Reseller Rebate Addendum to the 1995/1996 Microsoft Channel
                    Agreement dated July 1, 1995, as amended by Amendment No.1 dated January 1, 1996.

10.3(c)             Microsoft Government Select Government Contractor Addendum to the 1995/1996
                    Microsoft Channel Agreement dated as of July 1, 1995.



EXHIBIT
- - -------
10.3(d)             Rebate and Marketing Fund Addendum to the 1995/1996 Microsoft Channel Agreement
                    dated as of July 1, 1995, as amended by Amendment No. 1 dated January 1, 1996.

10.4                Microsoft Corporation 1995/1996 Authorized Government Large Account Reseller
                    Agreement dated April 1, 1995 between Microsoft Corporation and the Company.


10.5(a)             Commercial Lease Agreement, dated May 1, 1990, between CIIF Associates II Limited
                    Partnership and the Company (incorporated by reference to the Company's
                    Registration Statement No. 33-40794 on Form S-1).

10.5(b)             Amendment to Lease Agreement dated March 31, 1995 between CIIF Associates II
                    Limited Partnership and the Company (incorporated by reference to the Company's
                    Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

10.6(a)             Commercial Lease Agreement dated as of April 19, 1993, between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-
                    K for the fiscal year ended March 31, 1993).

10.6(b)             Amendment #2 - Expansion Agreement to Lease Agreement dated as of June 20, 1994 between Kancro, L.P. and the Company (incorporated by reference to the Company's
                    Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

10.6(c)             Third Amendment to Commercial Lease Agreement dated effective April 1, 1995 between Kancro, L.P. and the Company (incorporated by reference to the Company's
                    Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

10.7                Industrial Building Lease dated as of June 7, 1993 between LaSalle National
                    Trust, N.A. and the Company (incorporated by reference to the Company's Annual
                    Report on Form 10-K for the fiscal year ended March 31, 1993).

10.8                Form of Call Center Lease (Spokane) (incorporated by reference to the Company's
                    Current Report on Form 8-K dated March 26, 1996).

10.9                Loan Agreement dated as of September 30, 1994 between the Company and NationsBank of Texas, N.A. as amended by First Amendment to Loan Agreement dated November 6, 1995
                    (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and the Company's Quarterly Report on Form 10-Q for the
                    quarter ended December 31, 1995).

10.10               Promissory Note dated September 30, 1994 executed by the Company in favor of
                    NationsBank of Texas, N.A. (incorporated by reference to the Company's Annual
                    Report on Form 10-K for the fiscal year ended March 31, 1995).



EXHIBIT
- - -------
10.11               Credit Agreement dated as of May 3, 1996 between the Company and Texas Commerce
                    Bank, National Association, as Agent (incorporated by reference to the Company's
                    Current Report on Form 8-K dated May 23, 1996).

10.12               1989 Stock Option Plan of the Company, as amended (incorporated by reference to the Company's Registration Statement No. 33-40794 on Form S-1).

10.13               Software Spectrum, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company's Registration Statement No. 33-53284 on Form S-1).

10.14               The Software Spectrum, Inc. 1993 Long Term Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                    March 31, 1994).

10.15               Employees' Profit Sharing Plan of the Company, Adoption Agreement dated December
                    14, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

10.16               Lease Agreement dated March 8, 1996 by and between Riverport Commerce Center,
                    Inc. and the Company.

10.17               Lease Agreement dated April 26, 1996 by and between Beneficiaries of American
                    National Bank Trust Number 104601-03 and the Company.

10.18               Non-Employer Directors' Retainer Stock Plan (incorporated by reference to the
                    Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1995).

11.1                Statement regarding Computation of Primary Earnings Per Share.

11.2                Statement regarding Computation of Fully Diluted Earnings Per Share.

13                  Software Spectrum, Inc.'s 1996 Annual Report to Shareholders.

16                  Letter dated June 29, 1994 from Coopers & Lybrand LLP addressed to the Securities and Exchange Commission (incorporated by reference to the Company's Current
                    Report on Form 8-K/A dated June 11, 1994).

23                  Consent of Grant Thornton LLP, Independent Accountants

24                  Power of Attorney (included on the signature page of this Form 10-K).

27                  Financial Data Schedule

99                  Purchase and Sale Agreement dated as of April 2, 1996 by and among Software
                    Spectrum, Inc., Software Spectrum (NZ) Limited and Essentially Group Limited,
                    Essentially Group (NZ) Limited, Essentially Software (Wellington) Limited, The
                    McNabb Family Trust, McNabb

                    No. 2 Family Trust, McNabb No. 3 Family Trust, RMAD Trust, David Colvin and Gary McNabb.