Form 10-K/A
period 1996-03-31
SOFTWARE SPECTRUM INC
filed 1996-08-02
CIK 875173

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A
                        AMENDMENT NO. 1 TO ANNUAL REPORT
(Mark One)

  [X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended March 31, 1996

                                     or

  [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from ________________ to _________________

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

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                              ------   ------

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

                      DOCUMENTS INCORPORATED BY REFERENCE





There is incorporated by reference in Part II of this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held August 15, 1996 and in Part II of this Annual Report the registrant's annual report to shareholders for the fiscal year ended March 31, 1996.


================================================================================

                                   PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K


        This Form 10-K/A is being filed to correct an error on page 31 of Software Spectrum, Inc.'s (the "Company") 1996 Annual Report to Shareholders filed as an exhibit to the Company's Form 10-K for the fiscal year ended March 31, 1996. The 1996 Annual Report to Shareholders is refiled herewith in its entirety with the corrected information included.


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

         10.2 Lotus Passport Reseller Authorization Agreement dated March 31, 1994 between Lotus Development Corporation and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
                    1994).

         10.3(a) Microsoft 1995/1996 Channel Agreement dated July 1, 1995 between Microsoft Corporation and the Company, including Addenda dated July 1, 1995 (Appointment as a Direct Reseller) and Addenda dated July 1, 1995 (Appointment as a Large Account Reseller) (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31,
                    1996).

         10.3(b) Large Account Reseller Rebate Addendum to the 1995/1996 Microsoft Channel Agreement dated July 1, 1995, as amended by Amendment No.1 dated January 1, 1996 (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).

         10.3(c) Microsoft Government Select Government Contractor Addendum to the 1995/1996 Microsoft Channel Agreement dated as of July 1, 1995 (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).

         10.3(d) Rebate and Marketing Fund Addendum to the 1995/1996 Microsoft Channel Agreement dated as of July 1, 1995, as amended by Amendment No. 1 dated January 1, 1996 (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).

         10.4 Microsoft Corporation 1995/1996 Authorized Government Large Account Reseller Agreement dated April 1, 1995 between Microsoft Corporation and the Company (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).

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

         10.16 Lease Agreement dated March 8, 1996 by and between Riverport Commerce Center, Inc. and the Company (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).

         10.17 Lease Agreement dated April 26, 1996 by and between Beneficiaries of American National Bank Trust Number 104601-03 and the Company (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31,
                    1996).

         10.18 Non-Employee Directors' Retainer Stock Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q ended December 31, 1995).

         11.1 Statement regarding Computation of Primary Earnings Per Share (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).

         11.2 Statement regarding Computation of Fully Diluted Earnings Per Share (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).


         13         Software Spectrum, Inc.'s 1996 Annual Report to
                    Shareholders.


         16 Letter dated June 29, 1994 from Coopers & Lybrand LLP addressed to the Securities and Exchange Commission (incorporated by reference to the Company's Current Report on Form 8-K/A dated June 11, 1994).

         23 Consent of Grant Thornton LLP, Independent Accountants (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).

         24 Power of Attorney (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31,
                    1996).

         27 Financial Data Schedule (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31,
                    1996).

         99 Purchase and Sale Agreement dated as of April 2, 1996 by and among Software Spectrum, Inc., Software Spectrum (NZ) Limited and Essentially Group Limited, Essentially Group
                    (NZ) Limited, Essentially Software (Wellington) Limited, The McNabb Family Trust, McNabb No. 2 Family Trust, McNabb No. 3 Family Trust, RMAD Trust, David Colvin and Gary McNabb (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).

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


                                        SOFTWARE SPECTRUM, INC.



                                        By  /s/ Judy O. Sims
                                          -------------------------------------
                                          Judy O. Sims, Chief Executive Officer
                                          and President



Date: July 31, 1996




         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Signature                    Title                                   Date
- ---------                    -----                                   ----
/s/ Judy O. Sims             Chief Executive Officer, President      July 31, 1996
- -------------------------    and Director (Principal Executive
    Judy O. Sims             Officer)


/s/ Richard G. Sims*         Senior Vice President and Director      July 31, 1996
- -------------------------
    Richard G. Sims


/s/ Deborah A. Nugent*       Vice President of Fincane, Treasurer    July 31, 1996
- -------------------------    and Secretary (Principal Fiancial
    Deborah A. Nugent        Officer and Principal Accounting
                             Officer)


/s/ Mellon C. Baird*         Director                                July 31, 1996
- -------------------------
    Mellon C. Baird


/s/ Robert D. Graham*        Director                                July 31, 1996
- -------------------------
    Robert D. Graham


/s/ Frank Tindle*            Director                                July 31, 1996
- -------------------------
    Frank Tindle


*By: /s/ Judy O. Sims        Attorney-in-Fact                        July 31, 1996
    ---------------------
         Judy O. Sims

                                 EXHIBIT INDEX




EXHIBIT
- -------
2                   Asset Purchase Agreement dated as of March 23, 1996 by and among Software
                    Spectrum, Inc., Egghead, Inc. and DJ&J Software Corporation, as amended by First
                    Amendment to Asset Purchase Agreement dated May 13, 1996 (incorporated by reference to the Company's Current Report on Form 8-K dated March 26, 1996).

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

10.3(a)             Microsoft 1995/1996 Channel Agreement dated July 1, 1995 between Microsoft

                    Corporation and the Company, including Addenda dated July 1, 1995 (Appointment as a Direct Reseller) and Addenda dated July 1, 1995 (Appointment as a Large
                    Account Reseller) (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).

10.3(b)             Large Account Reseller Rebate Addendum to the 1995/1996 Microsoft Channel
                    Agreement dated July 1, 1995, as amended by Amendment No.1 dated January 1, 1996
                    (incorporated by reference to the Company's Form 10-K for the fiscal year ended
                    March 31, 1996).

                                                                                                    SEQUENTIAL
                                                                                                    NUMBERING
EXHIBIT                                                                                              PAGE NO.
- -------                                                                                             ----------
10.3(c)             Microsoft Government Select Government Contractor Addendum to the 1995/1996
                    Microsoft Channel Agreement dated as of July 1, 1995 (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).

10.3(d)             Rebate and Marketing Fund Addendum to the 1995/1996 Microsoft Channel Agreement
                    dated as of July 1, 1995, as amended by Amendment No. 1 dated January 1, 1996
                    (incorporated by reference to the Company's Form 10-K for the fiscal year ended
                    March 31, 1996).

10.4                Microsoft Corporation 1995/1996 Authorized Government Large Account Reseller
                    Agreement dated April 1, 1995 between Microsoft Corporation and the Company
                    (incorporated by reference to the Company's Form 10-K for the fiscal year ended
                    March 31, 1996).

10.5(a)             Commercial Lease Agreement, dated May 1, 1990, between CIIF Associates II Limited
                    Partnership and the Company (incorporated by reference to the Company's
                    Registration Statement No. 33-40794 on Form S-1).

10.5(b)             Amendment to Lease Agreement dated March 31, 1995 between CIIF Associates II
                    Limited Partnership and the Company (incorporated by reference to theCompany's
                    Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

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

10.8                Form of Call Center Lease (Spokane) (incorporated by reference to the Company's
                    Current Report on Form 8-K dated March 26, 1996).



EXHIBIT
- -------
10.9                Loan Agreement dated as of September 30, 1994 between the Company and NationsBank of Texas, N.A. (incorporated by reference to the Company's Annual Report on
                    Form 10-K for the fiscal year ended March 31, 1995).

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

10.16               Lease Agreement dated March 8, 1996 by and between Riverport Commerce Center,
                    Inc. and the Company (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).

10.18               Non-Employee Directors' Retainer Stock Plan (incorporated by reference to the
                    Company's Quarterly Report on Form 10-Q ended December 31, 1995).

10.17               Lease Agreement dated April 26, 1996 by and between Beneficiaries of American
                    National Bank Trust Number 104601-03 and the Company (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).

11.1                Statement regarding Computation of Primary Earnings Per Share (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).


EXHIBIT
- -------
11.2                Statement regarding Computation of Fully Diluted Earnings Per Share (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31,
                    1996).

13                  Software Spectrum, Inc.'s 1996 Annual Report to Shareholders.

16                  Letter dated June 29, 1994 from Coopers & Lybrand LLP addressed to the Securities and Exchange Commission (incorporated by reference to the Company's Current
                    Report on Form 8-K/A dated June 11, 1994).

23                  Consent of Grant Thornton LLP, Independent Accountants (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).

24                  Power of Attorney (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).

27                  Financial Data Schedule (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).

99                  Purchase and Sale Agreement dated as of April 2, 1996 by and among Software
                    Spectrum, Inc., Software Spectrum (NZ) Limited and Essentially Group Limited,
                    Essentially Group (NZ) Limited, Essentially Software (Wellington) Limited, The
                    McNabb Family Trust, McNabb No. 2 Family Trust, McNabb No. 3 Family Trust, RMAD
                    Trust, David Colvin and Gary McNabb (incorporated by reference to the Company's
                    Form 10-K for the fiscal year ended March 31, 1996).