Form 10-Q
period 1996-06-30
SOFTWARE SPECTRUM INC
filed 1996-08-14
CIK 875173

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    June 30, 1996      .
                              -----------------------
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ------------   ------------

Commission file number 0-19349
                       -------

                          SOFTWARE  SPECTRUM,  INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Texas                                     75-1878002
- -------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer/Identification No.)
incorporation or organization)


                  2140 Merritt Drive, Garland, Texas  75041
              --------------------------------------------------
             (Address of principal executive offices) (Zip code)

                                (214) 840-6600
              --------------------------------------------------
             (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
     -----      -----

At August 6, 1996, the Registrant had outstanding 4,293,196 shares of its common stock, par value $.01 per share.

                   SOFTWARE  SPECTRUM,  INC. AND SUBSIDIARIES

                                     INDEX



                                                              Page No.
                                                              --------

PART I - FINANCIAL INFORMATION                                    3

    Item 1.      Consolidated Financial Statements.

                 Consolidated Balance Sheets-
                 June 30, 1996 and March 31, 1996                 4

                 Consolidated Statements of Income-
                 Three Months Ended June 30, 1996 and 1995        5

                 Consolidated Statements of Cash Flows-
                 Three Months Ended June 30, 1996 and 1995        6

                 Notes to Consolidated Financial Statements       7

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results Of Operations   10

PART II - OTHER INFORMATION                                      15

    Item 6.      Exhibits and Reports on Form 8-K                16


SIGNATURES                                                       17

                       PART I  -  FINANCIAL  INFORMATION

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                            June 30,    March 31,
                                                              1996        1996
                                                            --------    --------
                                                           (Unaudited)
ASSETS

Current assets
   Cash and cash equivalents                                $ 10,339    $ 28,123
   Short-term investments                                       --         8,407
   Trade accounts receivable, net of
      allowance for doubtful accounts                        126,029      73,875
   Inventories                                                20,644      12,937
   Prepaid expenses                                           11,027      10,092
   Other current assets                                        1,780       2,435
                                                            --------    --------
            Total current assets                             169,819     135,869

Furniture, equipment and leasehold
   improvements, at cost                                      22,563      17,033
      Less accumulated depreciation and amortization           8,680       7,866
                                                            --------    --------
                                                              13,883       9,167
Intangibles and other assets                                  54,901       5,144
                                                            --------    --------
                                                            $238,603    $150,180
                                                            ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                     $  1,500    $   --
   Trade accounts payable                                    111,467      61,231
   Other current liabilities                                  22,323      15,586
                                                            --------    --------
            Total current liabilities                        135,290      76,817

Long-term debt, less current maturities                       28,500        --
Shareholders' equity
   Preferred stock, par value $.01;
      authorized, 400,000 shares; issued
      and outstanding, none                                     --          --
   Common stock, par value $.01;
      authorized, 10,000,000 shares; issued
      4,325,339 shares at June 30 and
      4,241,384 shares at March 31                                43          42
   Additional paid-in capital                                 38,115      36,394
   Retained earnings                                          37,197      37,465
                                                            --------    --------
                                                              75,355      73,901
   Less treasury stock at cost; 34,175 shares
      at June 30 and 34,026 shares at March 31                   542         538
                                                            --------    --------
            Total shareholders' equity                        74,813      73,363
                                                            --------    --------
                                                            $238,603    $150,180
                                                            ========    ========


               See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)


                                                            Three Months Ended
                                                                 June 30,
                                                        ------------------------
                                                           1996          1995
                                                        ----------    ----------
Net sales                                               $  160,879    $   91,397
Cost of sales                                              142,205        78,965
                                                        ----------    ----------
          Gross margin                                      18,674        12,432

Selling, general and
     administrative expenses                                17,609         9,640
Depreciation and amortization expense                        1,320           606
                                                        ----------    ----------
          Operating income (loss)                             (255)        2,186

Interest income (expense), net                                (107)          261
                                                        ----------    ----------
          Income (loss) before income taxes                   (362)        2,447

Income tax expense (benefit)                                  (106)          832
                                                        ----------    ----------

          Net income (loss)                             $     (256)   $    1,615
                                                        ==========    ==========

Earnings (loss) per share                               $    (0.06)   $     0.38
                                                        ==========    ==========

Weighted average shares
      outstanding                                            4,288         4,226
                                                        ==========    ==========


               See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                   Three Months Ended
                                                                        June 30,
                                                                  --------------------
                                                                    1996        1995
                                                                  --------    --------
Operating activities
   Net income (loss)                                              $   (256)   $  1,615
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities
         Provision for bad debts                                       525          79
         Depreciation and amortization                               1,320         606
         Changes in operating assets and liabilities
            Increase in accounts receivable                        (43,958)     (2,251)
            Increase in inventories                                 (5,548)     (5,332)
            Increase in prepaid expenses
               and other assets                                       (975)     (1,864)
            Increase in accounts payable and
               other current liabilities                            39,678       9,205
                                                                  --------    --------

            Net cash provided by (used in) operating activities     (9,214)      2,058
                                                                  --------    --------

Investing activities
   Sales (purchases) of short-term investments, net                  8,407         (98)
   Purchase of furniture, equipment and
      leasehold improvements                                        (3,770)       (843)
   Purchase of subsidiaries, net of cash acquired                  (43,277)       --
                                                                  --------    --------
            Net cash used in investing activities                  (38,640)       (941)
                                                                  --------    --------

Financing activities
   Borrowings on long-term debt                                     30,000        --
   Other                                                                70        --
                                                                  --------    --------

            Net cash provided by financing activities               30,070        --

Increase (decrease) in cash and cash equivalents                   (17,784)      1,117

Cash and cash equivalents at beginning of period                    28,123      11,543
                                                                  --------    --------

Cash and cash equivalents at end of period                        $ 10,339    $ 12,660
                                                                  ========    ========
Supplemental disclosure of cash paid
   during the period
      Income taxes                                                $    177    $    382
      Interest                                                         293          11


               See notes to consolidated financial statements.

                   SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three months ended June 30, 1996
                                 (Unaudited)


NOTE A  -  BASIS  OF  PRESENTATION

The accompanying financial statements include the accounts of Software Spectrum, Inc. (the "Company") and its wholly-owned subsidiaries, Spectrum Integrated Services, Inc. (d.b.a. Software Spectrum Technology Services Group), Software Spectrum Canada, Ltd., Software Spectrum Pty, Ltd., Software Spectrum Limited and Software Spectrum B.V. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of June 30, 1996, and the consolidated results of operations and cash flows for the three months ended June 30, 1996 and 1995 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 1996, included in the Company's 1996 Annual Report on Form 10-K.

NOTE B  -  BUSINESS ACQUISITIONS

On April 2, 1996, the Company acquired substantially all of the assets of the New Zealand business operations of Essentially Group Limited and all of the outstanding shares of capital stock of Essentially Group (Australia) Limited, privately held information technology companies in New Zealand and Australia. The purchase price approximated $6 million, subject to adjustment, including cash of $4.3 million and the issuance of 80,363 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting.

The estimated fair values of the assets acquired, liabilities assumed and stock issued in connection with the purchase were $15.8 million, $9.6 million and $1.7 million, respectively. The excess of the purchase price over the fair values of the net assets acquired was $5 million and is being amortized on the straight-line method over 20 years. The operating results of the acquired businesses have been included in the consolidated statements of income from the date of acquisition. Pro forma operating results, giving effect to the acquisition as though it had occurred at the beginning of fiscal 1996 or 1995, are not presented because they are not materially different than the Company's actual results.

On May 13, 1996, the Company acquired certain operating assets of the corporate, government, and educational ("CGE") division of Egghead, Inc. ("Egghead"), a leading supplier of microcomputer software to organizations in North America, for approximately $45 million in cash. The acquisition has been accounted for using the purchase method of accounting.

The estimated fair values of the assets acquired and liabilities assumed were $51 million and $6 million, respectively. The excess of the purchase price over the fair values of the net assets acquired was $45 million and is being amortized on the straight-line method over 20 years. The operating results of the acquired business have been included in the consolidated statements of income from the date of acquisition. The following unaudited pro forma information presents summary consolidated results of operations of the Company and the CGE division as if the acquisition had occurred at the beginning of each period presented.


                                        Three Months
                                       Ended June 30,
                            ----------------------------------------
                            (in thousands, except per share amounts)

                                   1996                1995
                              ---------------     ---------------
Net sales                     $       200,000     $       181,000
                              ===============     ===============
Net income (loss)             $          (600)    $         1,500
                              ===============     ===============
Earnings (loss) per share     $         (0.14)    $          0.35
                              ===============     ===============

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

NOTE C - FINANCING ARRANGEMENT WITH BANK

Long-term debt consists of a term bank loan due in quarterly installments beginning June 30, 1997 through March 31, 2001 ranging from $1.5 million to $2.25 million. The note bears interest at a variable rate, which approximated 6.9% at June 30, 1996, subject to quarterly adjustment, based on certain financial ratios of the Company.

The financing arrangement also includes a $60 million revolving credit facility which expires in May 1999. No amounts were outstanding under the revolving credit facility at June 30, 1996. The revolving credit facility bears interest at prime or LIBOR plus a variable rate, based on certain financial ratios of the Company.

Until certain financial ratios are maintained for specified periods, borrowings under the financing arrangement are secured by liens on accounts receivable, inventory, the pledge of all the Company's shares in Spectrum Integrated Services, Inc. and the pledge of 66.67% of the Company's shares in its foreign subsidiaries.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


OVERVIEW:

The following table sets forth, for each of the periods indicated, consolidated statement of income data expressed as a percentage of net sales for the period specified.


                                              Percentage of Net
                                            Sales for Three Months
                                                Ended June 30,
                                            ----------------------
                                               1996         1995
                                            ---------    ---------
Net sales                                      100.0%       100.0%
Cost of sales                                   88.4         86.4
                                            ---------    ---------
    Gross margin                                11.6         13.6
Selling, general and
 administrative expenses                        10.9         10.5
Depreciation and amortization                    0.8          0.7
                                            ---------    ---------
    Operating income (loss)                    (0.1)          2.4
Interest income (expense), net                 (0.1)          0.3
                                            ---------    ---------
    Income (loss) before income taxes          (0.2)          2.7
Income tax expense (benefit)                   (0.1)          0.9
                                            ---------    ---------
    Net income (loss)                          (0.1)%         1.8%
                                            =========    =========


NET SALES:

The Company's revenues are derived primarily from the sale of PC software, peripheral and hardware products and technology services in North America, Europe and the Asia/Pacific region. For the three months ended June 30, 1996, sales increased by 76% over sales for the corresponding quarter in 1995, reflecting the impact of the Company's recent acquisitions.

In April 1996, the Company acquired substantially all of the assets of the New Zealand business of Essentially Group Limited and all of the outstanding shares of capital stock of Essentially Group (Australia) Limited, information technology companies in the Asia/Pacific region. The acquisition of Essentially Group provided the Company with a business presence in the Asia/Pacific market and completes the Company's global operations strategy which includes maintaining operations centers in North America, Europe and Asia/Pacific to service the major worldwide desktop technology markets. During the June 1996 quarter, the Company expanded its presence in the Asia/Pacific region by opening a sales office in Singapore.

In May 1996, the Company acquired certain operating assets of the corporate, government and educational ("CGE") division of Egghead, Inc., a leading supplier of PC software products to organizations in North America. With the CGE acquisition, the Company significantly increased its market presence in North America. For the quarter ended June 1996 and 1995, the pro forma combined sales of the Company and the CGE division were $200 and $181 million, respectively.

For the quarter ended June 1996, sales of PC software increased 71%. The Company sells PC software through volume license and maintenance ("VLM") agreements, or right to copy arrangements, and ships full-packaged PC software products from its distribution centers or through distributors. The Company serves as a designated service provider for VLM agreements which are frequently used by customers seeking to standardize desktop software applications and, consequently, may involve significant quantities of unit sales for each customer at lower per unit prices than full-packaged software products. Sales of software through VLM agreements represented approximately 50% and 40% of sales for the quarters ended June 30, 1996 and 1995, respectively.

For the quarter ended June 1996, revenue from technology services provided through the Company's Technology Services Group increased by more than 100% as compared to the quarter ended June 1995. As of June 30, 1996, the Company had increased the number of its technology services offices to 20 in North America, Europe and the Asia/Pacific region. Because fee-based services revenue has grown from a relatively small base, as compared to the Company's sales of PC software, fee-based services continued to represent less than 5% of the Company's overall sales while representing approximately 16% of the Company's gross margin for the quarter ended June 1996.

The Company believes that increases in revenue depend upon the Company's ability to maintain the customer base of the acquired businesses, to continue to grow its market share and to capitalize on continued growth in desktop technology markets around the world.

For the quarter ended June 1996, fluctuations in foreign currencies against the U.S. dollar did not have a significant effect on the Company's operations.

GROSS MARGIN:

Overall gross margin as a percentage of net sales was 11.6% and 13.6% for the quarters ended June 30, 1996 and 1995, respectively. The decline in overall gross margin as a percentage of sales reflects the change in the Company's sales mix as a result of the acquisition of the CGE Division of Egghead. Because substantially all of the revenue from former CGE customers was derived from PC software sales, which have a lower gross margin than do the Company's technology services offerings, the Company's overall gross margin declined in the June 1996 quarter.

In addition, for the quarter ended June 1996, gross margin on the sale of PC software declined to 10.1%, as compared to 11.9% for the quarter ended June 1995. In connection with the acquisition of the CGE division of Egghead, the Company entered into an agreement (the "Fulfillment Agreement") with Egghead whereby Egghead continued to purchase product and supply it on behalf of the Company to the former CGE customers pending the implementation of the Company's information systems to support the requirements of the former CGE customers. Under the Fulfillment Agreement, the Company is incurring higher software costs than it expects to incur once it is servicing the former CGE customers under its own supplier contracts and through its own systems and facilities. The Company estimates the impact of this was approximately $500,000 of increased software cost in the June 1996 quarter. The Company expects to see PC software margins improve as it consolidates all of its purchasing activities under the Company's supplier contracts and ceases using Egghead fulfillment services in mid-September 1996. The decline in PC software gross margin also reflects the growth in sales of PC software through VLM agreements which generally have lower gross margins as compared to sales of full-packaged software products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses include the costs of the Company's sales and marketing organization and purchasing, distribution and administration costs. For the quarter ended June 1996, selling, general and administrative expenses, as a percentage of net sales, were 10.9%, compared to 10.5% for the corresponding quarter in 1995. The increase in selling, general and administrative expenses as a percentage of sales reflects certain transition costs, including temporary staffing, travel expense and costs associated with systems implementation, totaling approximately $1.8 million, incurred in the June 1996 quarter in connection with the Company's recent acquisitions. Ignoring these identified transition costs, selling, general and administrative expenses as a percentage of sales would have been 9.8% for the June 1996 quarter.

The Company anticipates that its operating results for fiscal 1997 may be negatively impacted by continuing transition costs associated with integrating its recent business acquisitions into the Company's overall operating structure. Thereafter, the Company believes it may realize operating efficiencies as a result of its larger size and increased market presence.

DEPRECIATION AND AMORTIZATION:

The increase in depreciation and amortization for the quarter ended June 1996, as compared to June 1995, reflects amortization of goodwill recorded in connection with the Company's recent business acquisitions. Most of the purchase price for these acquisitions represents goodwill which the Company began amortizing over a 20-year period in the June 1996 quarter.

INCOME TAX EXPENSE (BENEFIT):

The Company's effective tax rate for the quarter ended June 1996 was approximately 29%, as compared to approximately 34% in the corresponding quarter of the prior year. This decrease in the Company's effective tax rate reflects the expected federal tax benefit of the June 1996 quarter's loss, net of state tax expense.

LIQUIDITY AND FINANCIAL CONDITION:

At June 30, 1996, the Company had approximately $10.3 million in cash and cash equivalents. In May 1996, the Company replaced its credit facility with a $30 million term loan and a $60 million revolving credit line. The new facility is initially secured by accounts receivable and inventory and a pledge of the stock of the Company's domestic and foreign subsidiaries. In May 1996, the Company utilized its term loan to fund a portion of the acquisition of the CGE division of Egghead, Inc. The principal amount of the term loan is due in quarterly installments beginning in June 1997 through March 2001, increasing from $1.5 million to $2.25 million. In July 1996, the Company began borrowing under its revolving credit line which expires in May 1999.

The increase in trade accounts receivable from March 31, 1996 to June 30, 1996, reflects the increase in net sales for the period ended June 30, 1996. Terms on the Company's accounts receivable are generally net 30 days from date of invoice or 10 days in the case of summary periodic billings to customers. At June 30, 1996 and March 31, 1996, accounts receivable represented approximately 58 and 63 days of historical sales, respectively. The Company generally carries inventory adequate to meet product sales levels for a period of approximately one month. The increase in inventory as of June 30, 1996, compared to March 31, 1996, results from the recent acquisitions. The Company also expects its inventory to increase as the Company increases its stocking levels in order to service its customers at the conclusion of the Egghead Fulfillment Agreement by mid-September 1996. The increase in trade accounts payable from March 31, 1996 to June 30, 1996, reflects the increased size of the Company as a result of its recent business acquisitions.

For the quarter ended June 1996, the Company used $9.2 million of cash in its operations compared to $2.1 million of cash provided by operations in the June 1995 quarter. The increase in cash used in operations is primarily due to the increase in accounts receivable reflecting the increase in sales resulting from the Company's recent acquisitions.

The increase in furniture, equipment and leasehold improvements at June 30, 1996 reflects approximately $2 million of capital assets included in the recent business acquisitions and approximately $3.5 million of capital expenditures related to the Company's ongoing upgrade of its computer systems, expansion of its Technology Services Group offices, and relocation and consolidation of its United States distribution facilities to Louisville, Kentucky.

The Company expects that its cash requirements for fiscal 1997 will be satisfied from cash flow from operations and borrowings under its credit facility.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

This Management's Discussion and Analysis of Financial Condition includes certain forward-looking statements of the Company including future market trends, estimates regarding the economy and the software industry in general and key performance indicators which impact the Company. In developing any forward-looking statements, the Company makes a number of assumptions including expectations for continued market growth, anticipated revenue and gross margin levels, and cost savings and efficiencies. If the industry's or the Company's performance differs materially from these assumptions or estimates, Software Spectrum's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company's Form 10-K for the March 31, 1996 fiscal year, contains certain cautionary statements that identify factors that could cause the Company's actual results to differ materially from those in the forward-looking statements in this discussion.

INFLATION:

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

                        PART  II  -  OTHER  INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:    Exhibit 10.1 -   First Amendment to Credit Agreement and
                                       Master Assignment and Acceptance dated as
                                       of June 28, 1996 among Software Spectrum,
                                       Inc., each of the banks or other lending
                                       institutions which are a party thereto
                                       and Texas Commerce Bank National
                                       Association.
                      Exhibit 10.2 -   Second Amendment to Credit Agreement
                                       dated as of June 28, 1996 among Software
                                       Spectrum, Inc., each of the banks or
                                       other lending institutions which are a
                                       party thereto and Texas Commerce Bank
                                       National Association.
                      Exhibit 11.1 -   Computation of Primary Earnings (Loss)
                                       Per Share
                      Exhibit 11.2 -   Computation of Fully-Diluted Earnings
                                       (Loss) Per Share
                      Exhibit 27   -   Financial Data Schedule


     (b) Reports on Form 8-K

         During the three months ended June 30, 1996, a report on Form 8-K was filed by the Company on April 2, 1996, reporting the Company's acquisition of Essentially Group Limited, a report on Form 8-K was filed by the Company on May 23, 1996, reporting the Company's acquisition of the CGE Division of Egghead, Inc., and a report on Form 8-K/A was filed by the Company on July 25, 1996, disclosing the Financial Statements of the CGE Division of Egghead, Inc.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SOFTWARE  SPECTRUM,  INC.




August 14, 1996              By: /s/ Deborah A. Nugent
                                --------------------------------------------
                                Deborah A. Nugent, Vice President of Finance
                                (Principal Financial Officer and Principal
                                Accounting Officer)

                                 EXHIBIT INDEX




    Exhibit 10.1  First Amendment to Credit Agreement and Master
                  Assignment and Acceptance dated as of June 28, 1996 among Software Spectrum, Inc., each of the banks or other lending institutions which are a party thereto and Texas Commerce Bank National Association.


    Exhibit 10.2  Second Amendment to Credit Agreement dated as of
                  June 28, 1996 among Software Spectrum, Inc., each of the banks or other lending institutions which are a party thereto and Texas Commerce Bank National Association.


    Exhibit 11.1  Computation of Primary Earnings (Loss) Per Share

    Exhibit 11.2  Computation of Fully Diluted Earnings (Loss) Per Share

    Exhibit 27    Financial Data Schedule