Form 10-Q
period 1996-09-30
SOFTWARE SPECTRUM INC
filed 1996-11-14
CIK 875173

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996       .
                                -----------------------------

                                     OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission file number    0-19349
                       -------------

                            SOFTWARE SPECTRUM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Texas                                  75-1878002
-------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer/Identification No.)
incorporation or organization)


                 2140 Merritt Drive, Garland, Texas       75041
              ---------------------------------------------------
              (Address of principal executive offices) (Zip code)

                               (972) 840-6600
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   ------      -------

At November 7, 1996, the Registrant had outstanding 4,312,051 shares of its common stock, par value $.01 per share.

                  SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION                                                                      3

         Item 1.     Consolidated Financial Statements.

                     Consolidated Balance Sheets-
                     September 30, 1996 and March 31, 1996                                          4

                     Consolidated Statements of Operations-
                     Three and Six Months Ended
                     September 30, 1996 and 1995                                                    5

                     Consolidated Statements of Cash Flows-
                     Six Months Ended September 30, 1996 and 1995                                   6

                     Notes to Consolidated Financial Statements                                     7

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results Of Operations                                 10

PART II - OTHER INFORMATION                                                                        15

         Item 4.     Submission of Matters to a Vote of Security Holders                           16

         Item 6.     Exhibits and Reports on Form 8-K                                              17

SIGNATURES                                                                                         18

                        PART I - FINANCIAL INFORMATION

             SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share data)

                                                                     September 30,         March 31,
                                                                         1996                1996
                                                                     ------------         -----------
                                                                      (Unaudited)
ASSETS

Current assets
   Cash and cash equivalents                                         $      7,097         $    28,123
   Short-term investments                                                      --               8,407
   Trade accounts receivable, net of
      allowance for doubtful accounts                                     139,375              73,875
   Inventories                                                             17,729              12,937
   Prepaid expenses                                                         9,242              10,092
   Other current assets                                                     4,482               2,435
                                                                     ------------         -----------
            Total current assets                                          177,925             135,869

Furniture, equipment and leasehold
   improvements, at cost                                                   25,701              17,033
      Less accumulated depreciation and amortization                        9,722               7,866
                                                                     ------------         -----------
                                                                           15,979               9,167
Intangibles and other assets                                               54,219               5,144
                                                                     ------------         -----------
                                                                     $    248,123         $   150,180
                                                                     ============         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                              $      1,500         $        --
   Notes payable                                                           13,224                  --
   Trade accounts payable                                                 113,061              61,231
   Other current liabilities                                               17,068              15,586
                                                                     ------------         -----------
            Total current liabilities                                     144,853              76,817

Long-term debt, less current maturities                                    28,500                  --

Shareholders' equity
   Preferred stock, par value $.01;
      authorized, 400,000 shares; issued
      and outstanding, none                                                    --                  --
   Common stock, par value $.01;
      authorized, 20,000,000 shares; issued,
      4,345,057 shares at September 30 and
      4,241,384 shares at March 31                                             43                  42
   Additional paid-in capital                                              38,605              36,394
   Retained earnings                                                       36,667              37,465
                                                                     ------------         -----------
                                                                           75,315              73,901
   Less treasury stock at cost; 34,288 shares
      at September 30 and 34,026 shares at March 31                           545                 538
                                                                     ------------         -----------
            Total shareholders' equity                                     74,770              73,363
                                                                     ------------         -----------
                                                                     $    248,123         $   150,180
                                                                     ============         ===========

See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                             Three Months Ended               Six Months Ended
                                                                September 30,                  September 30,
                                                      -----------------------------     -----------------------------
                                                           1996             1995             1996             1995
                                                      ------------     ------------     ------------     ------------
Net sales                                             $    181,891     $     89,748     $    342,770     $    181,145
Cost of sales                                              159,938           77,203          302,143          156,168
                                                      ------------     ------------     ------------     ------------
          Gross margin                                      21,953           12,545           40,627           24,977

Selling, general and
     administrative expenses                                20,236            9,486           37,845           19,126
Depreciation and amortization expense                        1,844              661            3,164            1,267
                                                      ------------     ------------     ------------     ------------
          Operating income (loss)                             (127)           2,398             (382)           4,584

Interest income (expense), net                                (673)             241             (780)             502
                                                      ------------     ------------     ------------     ------------
          Income (loss) before income taxes                   (800)           2,639           (1,162)           5,086

Income tax expense (benefit)                                  (267)             851             (373)           1,683
                                                      ------------     ------------     ------------     ------------
           Net income (loss)                          $       (533)    $      1,788     $       (789)    $      3,403
                                                      ============     ============     ============     ============
Earnings (loss) per share                             $      (0.12)    $      (0.42)    $      (0.18)    $       0.80
                                                      ============     ============     ============     ============
Weighted average shares
      outstanding                                            4,288            4,291            4,276            4,259
                                                      ============     ============     ============     ============





               See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                        September 30,
                                                                                 ---------------------------
                                                                                    1996             1995
                                                                                 ----------        ---------
Operating Activities
   Net income (loss)                                                             $     (789)       $   3,403
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities
         Provision for bad debts                                                        937              164
         Depreciation and amortization                                                3,164            1,267
         Changes in operating assets and liabilities
            Increase in accounts receivable                                         (58,001)          (4,820)
            Increase in inventories                                                  (2,927)          (5,509)
            Increase in prepaid expenses
               and other assets                                                         (22)          (2,626)
            Increase in trade accounts payable and
               other current liabilities                                             34,936           17,533
                                                                                 ----------        ---------
            Net cash provided by (used in) operating activities                     (22,702)           9,412
                                                                                 ----------        ---------
Investing Activities
   Sales (purchases) of short term investments, net                                   8,407           (1,693)
   Purchase of furniture, equipment and
      leasehold improvements                                                         (6,850)          (2,630)
   Purchase of subsidiaries, net of cash acquired                                   (44,163)              --
                                                                                 ----------        ---------
            Net cash used in investing activities                                   (42,606)          (4,323)
                                                                                 ----------        ---------
Financing Activities
   Borrowings on notes payable                                                       36,424               --
   Repayments of notes payable                                                      (23,200)              --
   Borrowings on long-term debt                                                      30,000               --
   Proceeds from stock issuance including tax
      benefit related to stock options exercised                                      1,074              351
   Other                                                                                (16)             (67)
                                                                                 ----------        ---------
            Net cash provided by financing activities                                44,282              284

Increase (decrease) in cash and cash equivalents                                    (21,026)           5,373

Cash and cash equivalents at beginning of period                                     28,123           11,543
                                                                                 ----------        ---------
Cash and cash equivalents at end of period                                       $    7,097        $  16,916
                                                                                 ==========        =========
Supplemental disclosure of cash paid
   during the period
    Income taxes                                                                 $      671        $   1,697
    Interest                                                                            868               14


               See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Six months ended September 30, 1996
                                  (Unaudited)


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

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of September 30, 1996, and the consolidated results of operations for the three months and six months ended September 30, 1996 and 1995 and the consolidated cash flows for the six months ended September 30, 1996 and 1995 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE B - BUSINESS ACQUISITIONS

On April 2, 1996, the Company acquired substantially all of the assets of the New Zealand business operations of Essentially Group Limited and all of the outstanding shares of capital stock of Essentially Group (Australia) Limited, privately held information technology companies in New Zealand and Australia. The purchase price was $6.3 million, including cash of $5.1 million and the issuance of 55,363 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting.

The estimated fair values of the assets acquired, liabilities assumed and stock issued in connection with the purchase were $15.8 million, $9.6 million and $1.2 million, respectively. The excess of the purchase price over the fair values of the net assets acquired was $5.2 million and is being amortized on the straight-line method over 20 years. The operating results of the acquired businesses have been included in the consolidated statements of income from the date of acquisition. Pro forma operating results, giving effect to the acquisition as though it had occurred at the beginning of fiscal 1996 or 1995, are not presented because they do not differ materially from the Company's actual results.

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


                                                                 Six Months
                                                            Ended September 30,
                                                   -------------------------------------
                                                 (in thousands, except per share amounts)

                                                         1996                    1995
                                                   -------------          --------------

Net sales                                          $    382,000           $      362,000
                                                   ============           ==============
Net income (loss)                                  $     (1,100)          $        2,300
                                                   ============           ==============
Earnings (loss) per share                          $      (0.26)          $         0.54
                                                   ============           ==============




These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

NOTE C - FINANCING ARRANGEMENT WITH BANK

Long-term debt consists of a term bank loan due in quarterly installments beginning June 30, 1997 through March 31, 2001 ranging from $1.5 million to $2.25 million. The note bears interest at a variable rate, which approximated 7.125% at September 30, 1996, subject to quarterly adjustment, based on certain financial ratios of the Company.

The financing arrangement also includes a $60 million revolving credit facility which expires in May 1999. $13.2 million was outstanding under the revolving credit facility at September 30, 1996. The revolving credit facility bears interest at prime or LIBOR plus a variable rate, which approximated 8.25% at September 30, 1996.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

The following table sets forth, for each of the periods indicated, consolidated statements of operations data expressed as a percentage of net sales for the period specified.

                                                        Percentage of Net                    Percentage of Net
                                                     Sales for Three Months                Sales for Six Months
                                                       Ended September 30,                  Ended September 30,
                                                   --------------------------            -------------------------
                                                     1996              1995                1996              1995
                                                   -------           -------             -------           -------
Net sales                                            100.0 %           100.0%              100.0 %           100.0%
Cost of sales                                         87.9              86.0                88.1              86.2
                                                   -------           -------             -------           -------
    Gross margin                                      12.1              14.0                11.9              13.8
Selling, general and administrative expenses          11.1              10.6                11.1              10.6
Depreciation and amortization                          1.0               0.7                 0.9               0.7
                                                   -------           -------             -------           -------
    Operating income (loss)                            0.0               2.7                (0.1)              2.5
Interest income (expense), net                        (0.4)              0.2                (0.2)              0.3
                                                   -------           -------             -------           -------
    Income (loss) before income taxes                 (0.4)              2.9                (0.3)              2.8
Income tax expense (benefit)                          (0.1)              0.9                (0.1)              0.9
                                                   -------           -------             -------           -------
    Net income (loss)                                 (0.3)%             2.0%               (0.2)%             1.9%
                                                   =======           =======             =======           =======

NET SALES:

The Company's revenues are derived primarily from the sale of PC software, peripheral and hardware products and technology services in North America, Europe and the Asia/Pacific region. For the three and six months ended September 30, 1996, sales increased by 103% and 89% over sales for the corresponding periods in 1995, reflecting the impact of the Company's recent acquisitions.

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

In May 1996, the Company acquired certain operating assets of the corporate, government and educational ("CGE") division of Egghead, Inc., a leading supplier of PC software products to organizations in North America. With the CGE acquisition, the Company significantly increased its market presence in North America. For the six months ended

September 1996 and 1995, the pro forma combined sales of the Company and the CGE division were $382 and $362 million, respectively.

For the three and six months ended September 1996, sales of PC software increased 103%, and 87%, respectively, as compared to the corresponding periods in 1995. The Company sells PC software through volume license and maintenance ("VLM") agreements, or right to copy arrangements, and ships full-packaged PC software products either from its distribution centers or through third party distributors. The Company serves as a designated service provider for VLM agreements which are frequently used by customers seeking to standardize desktop software applications and, consequently, may involve significant quantities of unit sales for each customer at lower per unit prices than full-packaged software products. For the three and six months ended September 30, 1996, sales of software through VLM agreements represented approximately 50% of net sales as compared to approximately 45% and 43%, respectively, of net sales for the corresponding periods of the prior year.

For the three and six months ended September 30, 1996, revenue from technology services provided through the Company's Technology Services Group increased by more than 120% as compared to the corresponding periods in 1995. The Company increased the number of its technology services offices from ten at March 31, 1996, to 23 world-wide locations at September 30, 1996. Because fee-based services revenue has grown from a relatively small base, as compared to the Company's sales of PC software, fee-based services continued to represent less than 5% of the Company's overall sales while representing approximately 14% of the Company's gross margin for the six months ended September 1996.

The Company believes that increases in revenue depend upon the Company's ability to maintain and increase its customer base, to continue to increase its market share, to develop and expand its technology services, and to capitalize on continued growth in desktop technology markets around the world.

For the three and six months ended September 1996, fluctuations in foreign currencies against the U.S. dollar did not have a material effect on the Company's financial results.

GROSS MARGIN:

Overall gross margin as a percentage of net sales was 12.1% and 11.9% for the three and six months ended September 30, 1996, respectively, as compared to 14% and 13.8% for the corresponding periods of the previous year. The decline in overall gross margin as a percentage of sales, as compared to the previous year, primarily reflects the change in the Company's sales mix as a result of the acquisition of the CGE Division of Egghead. Because substantially all revenue from former CGE customers was derived from PC software sales, which have lower gross margins than do the Company's technology services offerings, the Company's overall gross margin declined in the three and six months ended September 1996.

For the three and six months ended September 30, 1996, gross margin on the sale of PC software declined to 10.8% and 10.5%, respectively, as compared to 12.1% and 12.0% for the three and six months ended September 30, 1995, respectively. The decline in PC software gross margin reflects the growth in sales of PC software through VLM agreements which generally have lower gross margins as compared to sales of full-packaged software products, and lower levels of financial incentives from software publishers in the current periods. In addition, in connection with the acquisition of the CGE division of Egghead, the Company entered into an agreement (the "Fulfillment Agreement") with Egghead whereby Egghead continued to purchase product and supply it on behalf of the Company to the former CGE customers pending the implementation of the Company's information systems to support the requirements of the former CGE customers. Under the Fulfillment Agreement, the Company incurred higher software costs than it incurs servicing its customers under its own supplier contracts and through its own system and facilities. The fulfillment period ended mid-September 1996, and gross margins on software sales began to improve as the Company began to consolidate all purchasing activities under the Company's supplier contracts during the September quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses include the costs of the Company's sales and marketing organization and purchasing, distribution and administration costs. For the three and six months ended September 1996, selling, general and administrative expenses, as a percentage of net sales, were 11.1%, as compared to 10.6% for each of the corresponding periods in 1995. The increase in selling, general and administrative expenses as a percentage of sales reflects certain transition costs, including temporary staffing, travel expense and costs associated with systems implementation, totaling approximately $1.4 million and $3.2 million, respectively, incurred in the three and six months ended September 1996, in connection with the Company's recent acquisitions. Without these identified transition costs, selling, general and administrative expenses as a percentage of sales would have been 10.4% and 10.1%, respectively, for the three and six months ended September 1996.

The Company does not expect to incur substantial excess costs associated with the recent acquisitions in future quarters of this fiscal year. The Company anticipates that its operating results for the remainder of fiscal 1997 should improve as the Company begins to realize operating efficiencies as a result of its larger size and increased market presence.

DEPRECIATION AND AMORTIZATION:

The increase in depreciation and amortization for the three and six months ended September 1996, as compared to the corresponding periods in 1995, reflects amortization of goodwill recorded in connection with the Company's recent business acquisitions. Most of the purchase price for these acquisitions represents goodwill which the Company began amortizing over a 20-year period in the June 1996 quarter.

INCOME TAX EXPENSE (BENEFIT):

The Company's effective tax rate for the three and six months ended September 1996 was 33.4% and 32.1%, respectively, as compared to 32.2% and 33.1% in the corresponding periods of the prior year. The Company's effective tax rates reflect the expected federal tax benefit of the September 1996 quarter and year to date losses, net of state tax expense.

LIQUIDITY AND FINANCIAL CONDITION:

At September 30, 1996, the Company had approximately $7.1 million in cash and cash equivalents and had $43 million outstanding under its $30 million term loan and $60 million revolving credit line established in connection with its recent acquisitions. The term loan and credit line are initially secured by accounts receivable and inventory and a pledge of the stock of the Company's domestic and foreign subsidiaries. The principal amount of the term loan is due in quarterly installments beginning in June 1997 through March 2001, increasing from $1.5 million to $2.25 million. The revolving credit line expires in May 1999.

The increase in trade accounts receivable from March 31, 1996 to September 30, 1996, reflects the increase in net sales for the six months ended September 30, 1996. Terms on the Company's accounts receivable are generally net 30 days from date of invoice or 10 days in the case of summary periodic billings to customers. At September 30, 1996 and March 31, 1996, accounts receivable represented approximately 62 and 63 days of historical sales, respectively. The Company generally carries inventory adequate to meet product sales levels for a period of approximately one month. The increase in inventory as of September 30, 1996, compared to March 31, 1996, results from the recent acquisitions. The increase in trade accounts payable from March 31, 1996 to September 30, 1996, reflects the increased levels of accounts receivable and inventories.

For the six months ended September 1996, the Company used $22.7 million of cash in its operations compared to $9.4 million of cash provided by operations in the six months ended September 1995. The increase in cash used in operations is primarily due to the increase in accounts receivable.

The increase in furniture, equipment and leasehold improvements at September 30, 1996 reflects approximately $2 million of capital assets included in the recent business acquisitions and approximately $4.8 million of capital expenditures related to the Company's installation of computer and telephone systems to support its recent acquisitions, the ongoing upgrade of its existing computer and telephone systems, expansion of its Technology Services Group offices, and relocation and consolidation of its United States distribution facilities to Louisville, Kentucky.

The Company expects that its cash requirements for fiscal 1997 will be satisfied from cash flow from operations and borrowings under its credit facility.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

This Management's Discussion and Analysis of Financial Condition includes certain forward-looking statements of the Company including statements concerning anticipated operating results, future market trends, estimates regarding the economy and the software industry in general and key performance indicators which impact the Company. In developing any forward-looking statements, the Company makes a number of assumptions including expectations for continued market growth, anticipated revenue and gross margin levels, and cost savings and efficiencies. If the industry's or the Company's performance differs materially from these assumptions or estimates, Software Spectrum's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company's Form 10-K for the March 31, 1996 fiscal year, contains certain additional cautionary statements that describe factors that could cause the Company's actual results to differ materially from those in the forward-looking statements in this discussion.

INFLATION:

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

                          PART II - OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 15, 1996, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, Richard Sims was elected as a director to serve a three-year term expiring at the 1999 Annual Meeting of Shareholders of the Company. An Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock to 20,000,000 was approved by the statutorily required holders of two-thirds of the Company's outstanding Common Stock entitled to vote at the Meeting. The following table sets forth the numbers of shares of Common Stock that were voted for or against or abstained from each matter:

                                                     For                Against              Abstained
                                                  ---------             -------              --------
 Nomination of Richard Sims                       3,941,421                 --                 5,251

 Amendment to the Company's
  Articles of Incorporation                       3,810,484             97,849                15,939


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits:  Exhibit 10.1 -    First Amendment to Purchase and Sale Agreement dated September, 1996 by and among Software Spectrum, Inc., Software Spectrum (NZ) Limited, Essentially
                                      Group (NZ) Limited, Essentially Software (Wellington) Limited, The McNabb
                                      Family Trust, McNabb No. 2 Family Trust, McNabb No. 3 Family Trust, RMAD Trust,
                                      David Colvin and Gary McNabb

                    Exhibit 11.1 -    Computation of Primary Earnings (Loss) Per Share

                    Exhibit 11.2 -    Computation of Fully-Diluted Earnings (Loss) Per Share

                    Exhibit 27 -      Financial Data Schedule

   (b)   Reports on Form 8-K          During the three months ended September 30, 1996 a report form 8-K/A was filed by the Company on July 25, 1996, disclosing the Financial Statements of the CGE
                                      Division of Egghead, Inc.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SOFTWARE SPECTRUM, INC.




Date: November 14, 1996          By: /s/ Deborah A. Nugent
                                    ---------------------------
                                    Deborah A. Nugent, Vice President of Finance
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

                                 EXHIBIT INDEX

                                                                                                   Sequentially
                                                                                                    Numbered
                                                                                                     Pages
                                                                                                    ------
Exhibit 10.1         First Amendment to Purchase and Sale Agreement dated September, 1996 by and among Software Spectrum, Inc., Software Spectrum (NZ) Limited, Essentially
                     Group (NZ) Limited, Essentially Software (Wellington) Limited, The McNabb
                     Family Trust, McNabb No. 2 Family Trust, McNabb No. 3 Family Trust, RMAD
                     Trust, David Colvin and Gary McNabb

Exhibit 11.1         Computation of Primary Earnings (Loss) Per Share

Exhibit 11.2         Computation of Fully Diluted Earnings (Loss) Per Share

Exhibit 27           Financial Data Schedule
