Form 10-Q
period 1996-12-31
SOFTWARE SPECTRUM INC
filed 1997-02-14
CIK 875173

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      December 31, 1996          .
                              ------------------------------------------------
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   -------------------------

                         Commission file number 0-19349

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


                    2140 Merritt Drive, Garland, Texas 75041
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                 (972) 840-6600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

At February 10, 1997, the Registrant had outstanding 4,325,259 shares of its common stock, par value $.01 per share.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

                                     INDEX


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION                                              3

         Item 1.      Consolidated Financial Statements.

                      Consolidated Balance Sheets-
                      December 31, 1996 and March 31, 1996                  4

                      Consolidated Statements of Operations-
                      Three and Nine Months Ended
                      December 31, 1996 and 1995                            5

                      Consolidated Statements of Cash Flows-
                      Nine Months Ended December 31, 1996 and 1995          6

                      Notes to Consolidated Financial Statements            7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results Of Operations        10

PART II - OTHER INFORMATION                                                15

         Item 4.      Exhibits and Reports on Form 8-K                     16

SIGNATURES                                                                 17

                         PART I - FINANCIAL INFORMATION

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       December 31,          March 31,
                                                          1996                 1996
                                                       ----------           ----------
                                                       (Unaudited)
ASSETS

Current assets
   Cash and cash equivalents                           $    5,407           $   28,123
   Short-term investments                                      --                8,407
   Trade accounts receivable, net of
      allowance for doubtful accounts                     202,216               73,875
   Inventories                                             21,983               12,937
   Prepaid expenses                                         9,465               10,092
   Other current assets                                     2,271                2,435
                                                       ----------           ----------
            Total current assets                          241,342              135,869

Furniture, equipment and leasehold
   improvements, at cost                                   29,557               17,033
      Less accumulated depreciation and amortization       11,124                7,866
                                                       ----------           ----------
                                                           18,433                9,167
Intangibles and other assets                               53,767                5,144
                                                       ----------           ----------

                                                       $  313,542           $  150,180
                                                       ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                $    4,500           $       --
   Notes payable                                            6,817                   --
   Trade accounts payable                                 180,365               61,231
   Other current liabilities                               20,440               15,586
                                                       ----------           ----------
            Total current liabilities                     212,122               76,817

Long-term debt, less current maturities                    25,500                   --

Shareholders' equity
   Preferred stock, par value $.01;
      authorized, 1,000,000 shares; issued
      and outstanding, none                                    --                   --
   Common stock, par value $.01;
      authorized, 20,000,000 shares; issued,
      4,358,601 shares at December 31 and
      4,241,384 shares at March 31                             44                   42
   Additional paid-in capital                              38,958               36,394
   Retained earnings                                       37,464               37,465
                                                       ----------           ----------
                                                           76,466               73,901
   Less treasury stock at cost; 34,311 shares
      at December 31 and 34,026 shares at March 31            546                  538
                                                       ----------           ----------
            Total shareholders' equity                     75,920               73,363
                                                       ----------           ----------

                                                       $  313,542           $  150,180
                                                       ==========           ==========

                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)


                                          Three Months Ended       Nine Months Ended
                                             December 31,             December 31,
                                        ----------------------   ----------------------
                                          1996         1995        1996         1995
                                        ---------    ---------   ---------    ---------
Net sales                               $ 239,834    $ 117,751   $ 582,604    $ 298,896
Cost of sales                             213,039      102,160     515,182      258,328
                                        ---------    ---------   ---------    ---------
          Gross margin                     26,795       15,591      67,422       40,568

Selling, general and
     administrative expenses               22,464       10,737      60,310       29,856
Depreciation and amortization expense       2,086          774       5,250        2,048
                                        ---------    ---------   ---------    ---------
          Operating income                  2,245        4,080       1,862        8,664

Interest income (expense), net               (735)         239      (1,515)         741
                                        ---------    ---------   ---------    ---------

          Income before income taxes        1,510        4,319         347        9,405

Income tax expense                            677        1,546         303        3,229
                                        ---------    ---------   ---------    ---------

           Net income                   $     833    $   2,773   $      44    $   6,176
                                        =========    =========   =========    =========

Earnings per share                      $    0.19    $    0.65   $    0.01    $    1.45
                                        =========    =========   =========    =========

Weighted average shares
      outstanding                           4,463        4,266       4,401        4,261
                                        =========    =========   =========    =========





                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                             Nine Months Ended
                                                                               December 31,
                                                                      ----------------------------
                                                                         1996               1995
                                                                      ---------          ---------
Operating Activities
       Net income                                                     $      44          $   6,176
       Adjustments to reconcile net income to net cash
          provided by (used in) operating activities
             Provision for bad debts                                      1,332                360
             Depreciation and amortization                                5,250              2,048
             Changes in operating assets and liabilities
                Increase in accounts receivable                        (121,240)           (25,473)
                Increase in inventories                                  (7,186)            (3,443)
                Decrease (increase) in prepaid expenses
                   and other assets                                       1,737             (9,390)
                Increase in trade accounts payable and
                   other current liabilities                            105,722             33,952
                                                                      ---------          ---------

                Net cash provided by (used in) operating activities     (14,341)             4,230
                                                                      ---------          ---------

Investing Activities
       Sales of short term investments, net                               8,407              9,451
       Purchase of furniture, equipment and
          leasehold improvements                                        (10,592)            (3,584)
       Purchase of subsidiaries, net of cash acquired                   (44,163)            (2,377)
                                                                      ---------          ---------

                Net cash provided by (used in) investing activities     (46,348)             3,490
                                                                      ---------          ---------

Financing Activities
       Borrowings on notes payable                                      115,584                 --
       Repayments of notes payable                                     (108,900)
       Borrowings on long-term debt                                      30,000                 --
       Proceeds from stock issuance including tax
          benefit related to stock options exercised                      1,266                382
       Other                                                                 23                (60)
                                                                      ---------          ---------

                Net cash provided by financing activities                37,973                322

Increase (decrease) in cash and cash equivalents                        (22,716)             8,042

Cash and cash equivalents at beginning of period                         28,123             11,543
                                                                      ---------          ---------

Cash and cash equivalents at end of period                            $   5,407          $  19,585
                                                                      =========          =========

Supplemental disclosure of cash paid
   during the period
        Income taxes                                                  $     907          $   2,425
        Interest                                                          1,534                 15

                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine months ended December 31, 1996
                                  (Unaudited)


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

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of December 31, 1996, and the consolidated results of operations for the three months and nine months ended December 31, 1996 and 1995 and the consolidated cash flows for the nine months ended December 31, 1996 and 1995 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

The estimated fair values of the assets acquired, liabilities assumed and stock issued in connection with the purchase were $15.8 million, $9.6 million and $1.2 million, respectively. The excess of the purchase price over the fair values of the net assets acquired was $5.2 million and is being amortized on the straight-line method over 20 years. The operating results of the acquired businesses have been included in the consolidated statements of income from the date of acquisition. Pro forma operating results, giving effect to the acquisition as though it had occurred at the beginning of fiscal 1997 or 1996, are not presented because they do not differ materially from the Company's actual results.

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


                                                           Nine Months
                                                       Ended December 31,
                                      -------------------------------------------------
                                                1996                      1995
                                           (in thousands, except per share amounts)
                                      -----------------------   -----------------------
Net sales                             $              622,000    $              574,000
                                      ======================    ======================

Net income (loss)                     $                 (300)   $                5,900
                                      ======================    ======================

Earnings (loss) per share             $                (0.07)   $                 1.38
                                      ======================    ======================


These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

NOTE C - FINANCING ARRANGEMENT WITH BANK

Long-term debt consists of a term bank loan due in quarterly installments beginning June 30, 1997 through March 31, 2001 ranging from $1.5 million to $2.25 million. The note bears interest at a variable rate, which averaged approximately 7.125% for the quarter ended December 31, 1996. The interest rate is subject to quarterly adjustment, based on certain financial ratios of the Company.

The financing arrangement also includes a $60 million revolving credit facility which expires in May 1999. $6.8 million was outstanding under the revolving credit facility at December 31, 1996. The revolving credit facility bears interest at prime or LIBOR plus a variable rate, which averaged approximately 7.9% for the quarter ended December 31, 1996.

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

                                                  Percentage of Net              Percentage of Net
                                                Sales for Three Months         Sales for Nine Months
                                                  Ended December 31,             Ended December 31,
                                                ---------------------           --------------------
                                                1996            1995            1996           1995
                                                -----           -----           -----          -----
Net sales                                       100.0%          100.0%          100.0%         100.0%
Cost of sales                                    88.8            86.7            88.4           86.4
                                                -----           -----           -----          -----
  Gross margin                                   11.2            13.3            11.6           13.6
Selling, general and
  administrative expenses                         9.4             9.1            10.4           10.0
Depreciation and amortization                     0.9             0.7             0.9            0.7
                                                -----           -----           -----          -----
  Operating income                                0.9             3.5             0.3            2.9
Interest income (expense), net                   (0.3)            0.2            (0.2)           0.3
                                                -----           -----           -----          -----
  Income before income taxes                      0.6             3.7             0.1            3.2
Income tax expense                                0.3             1.3             0.1            1.1
                                                -----           -----           -----          -----
  Net income                                      0.3%            2.4%            0.0%           2.1%
                                                =====           =====           =====          =====

NET SALES:

The Company's revenues are derived primarily from the sale of PC software products and technology services in North America, Europe and the Asia/Pacific region. The Company also sells peripheral and hardware products in the Asia/Pacific region. For the three and nine months ended December 31, 1996, sales increased by 104% and 95% over sales for the corresponding periods in 1995, reflecting the impact of the Company's acquisitions which occurred in the first quarter of the current fiscal year.

In April 1996, the Company acquired substantially all of the assets of Essentially Group Limited and all of the outstanding shares of capital stock of Essentially Group (Australia) Limited, information technology companies in the Asia/Pacific region. The acquisition of Essentially Group provided the Company with a business presence in the Asia/Pacific market and completes the Company's global operations strategy which includes maintaining operations centers in North America, Europe and Asia/Pacific to service the major worldwide desktop technology markets.

In May 1996, the Company acquired certain operating assets of the corporate, government and education ("CGE") division of Egghead, Inc., a leading supplier of PC software products to organizations in North America. With the CGE acquisition, the Company significantly increased its market presence in North America. For the nine months ended December 1996 and 1995, the pro forma combined sales of the Company and the CGE division were $622 and $574 million, respectively.

For the three and nine months ended December 1996, sales of PC software increased 105% and 94%, respectively, as compared to the corresponding periods in 1995. The Company sells PC software through volume license and maintenance ("VLM") agreements, or right to copy arrangements, and ships full-packaged PC software products either from its distribution centers or through third party distributors. The Company serves as a designated service provider for VLM agreements which are frequently used by customers seeking to standardize desktop software applications and, consequently, may involve significant quantities of unit sales for each customer at lower per unit prices than full-packaged software products. For the three and nine months ended December 31, 1996, sales of software through VLM agreements represented approximately 64% and 57% of net sales as compared to approximately 50% and 45%, respectively, of net sales for the corresponding periods of the prior year.

For the three and nine months ended December 31, 1996, revenue from technology services provided by the Company's Technology Services Group increased by more than 115% as compared to the corresponding periods in 1995. The Company increased the number of its technology services offices from ten at March 31, 1996, to twenty-five world-wide locations at December 31, 1996. Because fee-based services revenue has grown from a relatively small base, as compared to the Company's sales of PC software, fee-based technology services represented less than 4% of the Company's overall sales while representing approximately 14% of the Company's gross margin for the nine months ended December 1996.

The Company believes that any future increases in revenue will depend upon the Company's ability to maintain and increase its customer base, to continue to increase its market share, to develop and expand its technology services, and to capitalize on continued growth in desktop technology markets around the world.

INTERNATIONAL OPERATIONS:

For the three and nine months ended December 31, 1996, sales outside of the United States totaled $26 million and $76 million, respectively, as compared to $10 million and $18 million for the corresponding periods of the prior year when the Company's international operations were limited to the Canadian and European markets.

For the December 1996 quarter, the Company's operating results were negatively impacted by a $1.8 million operating loss in Asia/Pacific reflecting slow sales in the region and expenses associated with increased staffing of the Company's Technology Services Group in Australia and New Zealand. The Company is accelerating its plan in the Asia/Pacific region to adjust the business model there to more closely mirror the lower cost structure in the Company's North American operations.

For the three and nine months ended December 1996, fluctuations in foreign currencies against the U.S. dollar did not have a material effect on the Company's financial results.

GROSS MARGIN:

Overall gross margin as a percentage of net sales was 11.2% and 11.6% for the three and nine months ended December 31, 1996, respectively, as compared to 13.3% and 13.6% for the corresponding periods of the previous year. The decline in overall gross margin as a percentage of sales, as compared to the previous year, reflects the decline in gross margin on the sale of PC software, discussed below, and the change in the Company's sales mix as a result of the CGE acquisition. Substantially all revenue from former CGE customers was derived from PC software sales, which have lower gross margins than do the Company's technology services offerings.

For the three and nine months ended December 31, 1996, gross margin on the sale of PC software declined to 10% and 10.2%, respectively, as compared to 11.9% and 12% for the three and nine months ended December 31, 1995, respectively. The decline in PC software gross margin reflects the growth in sales of PC software through VLM agreements which generally have lower gross margins as compared to sales of full-packaged software products, and lower levels of financial incentives from software publishers in the current periods.

For the quarter ended December 1996, sales of PC software through VLM agreements significantly increased to approximately 64% of net sales, compared to 50% of net sales in the quarter ended December 1995. As a result, VLM agreements represented 57% of net sales for the nine months ended December 1996, compared to 45% of net sales in the corresponding period of 1995. The increased dollar volume of VLM sales in the December 1996 quarter more than offset the lower margin on these sales to positively impact operating income dollars in the period.

It is believed that a portion of the increase in sales in the December 1996 quarter likely resulted from higher levels of year-end spending in certain of the Company's large accounts. The Company anticipates VLM sales as a percentage of total sales in the March 1997 quarter should decline from the 64% in the December quarter. The Company believes that gross margin on sales of software may decline thereafter if the percentage of software product sales by the Company through VLM agreements continues to increase or if publishers respond to continued market pressures by reducing financial incentives available to resellers. The Company believes that this potential decrease in product gross margins may be partially offset by anticipated increases in revenue from its technical services which traditionally have had higher gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses include the costs of the Company's sales and marketing organization and purchasing, distribution and administration costs. For the three and nine months ended December 1996, selling, general and administrative expenses, as a percentage of net sales, were 9.4% and 10.4%, respectively, as compared to 9.1% and 10% for the corresponding periods in 1995. The increase in selling, general and administrative expenses as a percentage of sales reflects certain transition costs, including temporary staffing, excess travel and telephone expenses and costs associated with systems implementation, totaling approximately $.6 million and $3.7 million, respectively, incurred in the three and nine months ended December 1996, primarily in connection with the Company's recent CGE acquisition. Without these identified transition costs, selling, general and administrative expenses as a percentage of sales would have been 9.1% and 9.7%, respectively, for the three and nine months ended December 1996. The Company does not expect to incur any additional significant residual transition costs from the CGE acquisition.

DEPRECIATION AND AMORTIZATION:

The increase in depreciation and amortization for the three and nine months ended December 1996, as compared to the corresponding periods in 1995, reflects depreciation on current year fixed asset additions and amortization of goodwill recorded in connection with the Company's recent business acquisitions. Most of the purchase price for these acquisitions represents goodwill which the Company began amortizing over a 20-year period in the June 1996 quarter.

INCOME TAX EXPENSE (BENEFIT):

The Company's effective tax rates for the three and nine months ended December 1996 were 45% and 87%, respectively, as compared to 36% and 34% in the corresponding periods of the prior year. The increase in the effective tax rates reflects the higher relative tax rates in the United States and Canada where the Company realized taxable income over the lower rates in Asia/Pacific, where the Company recorded a tax benefit. The effective tax rates also include state and local taxes within the United States and provincial taxes in Canada.

LIQUIDITY AND FINANCIAL CONDITION:

At December 31, 1996, the Company had approximately $5.4 million in cash and cash equivalents and had $30 million outstanding under its term loan and $6.8 million outstanding under its $60 million revolving credit line. The term loan and credit line are initially secured by accounts receivable and inventory and a pledge of the stock of the Company's domestic and foreign subsidiaries. The principal amount of the term loan is due in quarterly installments beginning in June 1997 through March 2001, increasing from $1.5 million to $2.25 million. The revolving credit line expires in May 1999.

The increase in trade accounts receivable from March 31, 1996 to December 31, 1996, reflects the increase in net sales for the nine months ended December 31, 1996. Terms on the Company's accounts receivable are generally net 30 days from date of invoice or 10 days in the case of summary periodic billings to customers. At December 31, 1996 and March 31, 1996, accounts receivable represented approximately 63 days of historical sales. The Company generally carries inventory adequate to meet product sales levels for a period of approximately one month. The increase in inventory as of December 31, 1996, compared to March 31, 1996, results from the increased sales volume. The increase in trade accounts payable from March 31, 1996 to December 31, 1996, reflects the increased levels of accounts receivable and inventories.

For the nine months ended December 1996, the Company used $14.3 million of cash in its operations compared to $4.2 million of cash provided by operations in the nine months ended December 1995. The increase in cash used in operations is primarily due to the increase in accounts receivable.

The increase in furniture, equipment and leasehold improvements at December 31, 1996 reflects approximately $2 million of capital assets included in the recent business acquisitions and approximately $8.6 million of capital expenditures related to the Company's installation of computer and telephone systems to support its recent acquisitions, the ongoing upgrade of its existing computer and telephone systems, expansion of its Technology Services Group offices, and relocation and consolidation of its United States distribution facilities to Louisville, Kentucky.

The Company expects that its cash requirements for the remainder of fiscal 1997 will be satisfied from cash flow from operations and borrowings under its existing credit facility.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements of the Company including statements concerning anticipated operating results, future market trends, estimates regarding the economy and the software industry in general and key performance indicators which impact the Company. In developing any forward-looking statements, the Company makes a number of assumptions including expectations for continued market growth, anticipated revenue and gross margin levels, and cost savings and efficiencies. As previously identified, the Company's ability to manage its growth, improve operational efficiencies and continue to integrate its recent acquisitions will be key to its success in the future. Further, the ability of the Company to develop electronic strategies, in order to effectively lower the cost of business will be a key factor in the future growth and profitability of the Company. If the industry's or the Company's performance differs materially from these assumptions or estimates, Software Spectrum's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company's Form 10-K for the March 31, 1996 fiscal year contains certain additional cautionary statements that describe factors that could cause the Company's actual results to differ materially from those in the forward-looking statements in this discussion.

INFLATION:

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits:

         Exhibit 10.1 - Amendment Letter to Credit Agreement dated as of September 30,1996 among Software Spectrum, Inc., each of the banks or other lending institutions which are a party thereto and Texas Commerce Bank National Association.

         Exhibit 10.2 - Fourth Amendment to Credit Agreement dated as of
                        December 31, 1996 among Software Spectrum, Inc., each of the banks or other lending institutions which are a party thereto and Texas Commerce Bank National Association.

        Exhibit 11.1 -  Computation of Primary Earnings Per Share
        Exhibit 11.2 -  Computation of Fully-Diluted Earnings Per Share
        Exhibit 27   -  Financial Data Schedule


   (b)  Reports on Form 8-K

        A report Form 8-K was filed by the Company on December 23, 1996, disclosing the declaration of a dividend distribution of one preferred stock purchase right for each outstanding share of Common Stock and the execution of a Rights Agreement between the Company and KeyCorp Shareholder Services, Inc., as Rights Agent.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SOFTWARE SPECTRUM, INC.



Date:     February 13, 1997       By:/s/ Deborah A. Nugent
                                     -----------------------------------------
                                  Deborah A. Nugent, Vice President of Finance
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)

                                 EXHIBIT INDEX

                                                                                                   Sequentially
                                                                                                     Numbered
                                                                                                       Pages
                                                                                                   ------------
Exhibit 10.1          Amendment  Letter  to  Credit  Agreement  dated as of  September  30,1996 among  Software  Spectrum,  Inc.,  each of the  banks  or  other  lending institutions  which are a party thereto and Texas  Commerce Bank National
                      Association.

Exhibit 10.2          Fourth  Amendment  to Credit  Agreement  dated as of  December  31,  1996 among  Software  Spectrum,  Inc.,  each of the  banks  or  other  lending institutions  which are a party thereto and Texas  Commerce Bank National
                      Association.

Exhibit 11.1          Computation of Primary Earnings Per Share

Exhibit 11.2          Computation of Fully Diluted Earnings Per Share

Exhibit 27            Financial Data Schedule