Form 10-K
period 1997-04-30
SOFTWARE SPECTRUM INC
filed 1997-07-29
CIK 875173

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K


(Mark One)

 [X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended April 30, 1997

                                       or

 [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ________________ to _________________

                         Commission file number 0-19349

                            SOFTWARE SPECTRUM, INC.
             (Exact name of registrant as specified in its charter)

TEXAS                                                     75-1878002
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

2140 MERRITT DRIVE, GARLAND, TEXAS                        75041
(Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code:  (972) 840-6600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [ X ]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value on July 18, 1997 of the Registrant's voting securities held by non-affiliates was $50,703,247.

At July 18, 1997, the Registrant had outstanding 4,362,314 shares of its Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K certain of the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held September 18, 1997, which will be filed by the registrant within 120 days after April 30, 1997 and in
Part II of this Annual Report certain of the information contained in the registrant's annual report to shareholders for the fiscal year ended April 30, 1997.

================================================================================

                                     PART I

ITEM 1.          BUSINESS

         Software Spectrum, Inc. (the "Company") is a leading worldwide supplier of personal computer business software and technology services to organizations. The Company's customers are primarily large entities including many multinational organizations with a significant number of personal computers. The Company also sells products and services to mid-tier and small businesses through its outbound telephone sales organization. The Company provides its customers with a wide variety of business software products, volume software licensing services and technology and assists them in the implementation, deployment and ongoing support of their personal computing strategies. The Company has established supply arrangements with major personal computer software publishers, including Microsoft, IBM/Lotus, Novell, Netscape, Attachmate, Symantec, and Corel. The Company markets software titles for IBM, IBM-compatible and Macintosh personal computers, including software for all major operating systems such as Windows, Windows 95, OS/2, DOS, Novell NetWare and Microsoft Windows NT.

         The Company was incorporated under the laws of the State of Texas in April 1983. The Company's principal facilities and its executive offices are located at 2140 Merritt Drive, Garland, Texas 75041, and its telephone number at that location is (972) 840-6600. Except where the context otherwise requires, the term "Company" as used herein includes Software Spectrum, Inc. and its subsidiaries.

FORWARD LOOKING INFORMATION

         The Company or its representatives from time to time may make or may have made certain forward-looking statements, whether orally or in writing, including without limitation any such statements made or to be made in the Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and other information contained in its various filings with the Securities and Exchange Commission. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements. The Company cautions the reader that this list of factors may not be exhaustive. The Company operates in a rapidly changing business, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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

Dependence on Vendors

         A large percentage of the Company's sales are represented by popular personal computer business software products from a small number of vendors.
In fiscal 1997, approximately 64% of the Company's net sales were derived from products published by Microsoft and IBM/Lotus. Most of the Company's contracts with vendors are terminable by either party, without cause, upon 30 to 60 days' notice. The loss or significant change of the Company's relationship with these vendors could have a material adverse effect on the Company's business and financial results. Although the Company believes the software products would be available from other parties, the Company may have to obtain such products on terms that would adversely affect its financial results.

Volume Licensing and Maintenance Agreements

         The Company serves as a designated services provider for volume licensing and maintenance ("VLM") agreements between many of its customers and major publishers of personal computer software. VLM agreements are typically used by customers seeking to standardize desktop software applications and consequently involve significant quantities of unit sales for each customer. Although unit volume sales are increased by sales through VLM agreements, lower gross margins are generally realized on such sales as compared to sales of full-packaged software products. If the Company continues to experience an increase in the percentage of sales made pursuant to VLM agreements, overall gross margin percentages on the sale of software products are likely to decline.

Economic Conditions and Geographic Expansion

          The Company's business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic and business conditions. Further, sales to large corporations have been important to the Company's growth and its ability to continue its historic rate of growth is dependent on its continued success in such market. The Company's geographic expansion outside the United States in the past few years involves currency exchange risks, political risks and other risks of conducting business abroad.

Highly Competitive Environment

         The desktop technology marketplace is intensely competitive. The Company faces competition from a wide variety of sources including other software suppliers, hardware manufacturers and resellers, technology service providers, personal computer retail stores (including superstores), mail order and other discount business suppliers and software publishers. Many of the Company's competitors, particularly software publishers, have substantially greater financial resources than the Company. Because of the intense competition within the personal computer software channel, companies that compete in this market, including the Company, are characterized by low gross and operating margins. Consequently, the Company's profitability, particularly during periods of rapid growth, is highly dependent upon effective cost and management controls.

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

Changing Methods of Software Distribution

         The manner in which personal computer software products are distributed and sold is continually changing, and new methods of distribution may emerge or expand. Software publishers may intensify their efforts to sell their products directly to end-users, including current and potential customers of the Company. Other products and methodologies for distributing software to users may be introduced by publishers, present competitors or other third parties. If personal computer software suppliers' participation in these programs is reduced or eliminated or if other methods of distribution of software, which exclude the personal computer software channel become common, the Company's business and financial results could be materially adversely affected.

OVERVIEW

         The Company is a leader in the personal computer business software industry focusing on providing personal computer business software and technology services to organizations. The Company's strategy is to invest in its infrastructure, both in terms of people and systems, to provide a high level of customer service while maintaining a cost-efficient operating structure to enable the Company to competitively price its products. The Company controls its costs in part by centralizing its administrative support and customer service operations while utilizing a geographically dispersed field sales force and technology services staff strategically located in major business markets. The majority of the Company's revenues are derived from sales to large organizations, including a significant number of multinational entities.

         The Company derives revenues from three primary areas including sales of personal computer and client/server software to large organizations ("Large Account Sales"), sales of software to mid-tier and small accounts ("Mid-Tier Sales") and sales of technology services through its Technology Services Group (the "Technology Services Group").

         The largest component of the Company's business is providing personal computer software, licenses and related services to large organizations with over 1,000 desktop computers, including a majority of the companies in the Fortune 500 ("Large Account Sales"). Large Account Sales concentrates on building and expanding relationships through personal sales contacts made throughout major global desktop technology markets. The Company's field sales representatives market not only personal computer software products, but also the fee-based services available to customers through the Company's Technology Services Group. Through its strategically located, centralized operations centers in North America, Europe and Asia/Pacific, the Company supports the global marketing efforts of the Large Account Sales group.

         Mid-Tier Sales serves mid-tier and small businesses that have less than 1,000 desktop computers through the Company's outbound calling and catalog sales efforts. At April 30, 1997, this group consisted of approximately 95 people located in Garland, Texas and Spokane, Washington which markets Software Spectrum's products and services by phone to organizations throughout North America. In the fiscal year ended April 30, 1997, revenues derived from the Mid-Tier Sales group accounted for approximately 14% of the Company's revenues.

         The Company's home page on the Internet also has an electronic catalog which can be used by customers to purchase products. For certain large customers, the Company is currently developing customer specific catalogs which contain products and prices unique to that customer's purchasing requirements.

         The Company's Technology Services Group provides fee-based services, including consulting, training and support for a number of specific technologies including advanced networking infrastructure, enterprise messaging and groupware, distributed client/server application development, enterprise software management services, and Internet/Intranet services. Technology Services Group's strategy is to focus on a limited number of technologies to allow its personnel to develop in depth knowledge to support complex customer requirements. In fiscal 1997, the Technology Services Group introduced services to assist customers in determining where and how technology and products can be implemented to reduce the cost of managing and supporting enterprise networks. The Technology Services Group also provides fee-based telephone support services in North America, Europe and Australia. This service, provided by the Company's Technology Support Center, is utilized by organizations that choose to outsource their internal help desk function, as well as by software publishers that desire to outsource their technical support services. In fiscal 1997, the Company's Technology Support Center business continued to expand and the Company recently was awarded a contract to support complex client server products for one of the Company's major suppliers. As of April 30, 1997, the Company had over 600 consultants and 23 Technology Services Group offices in North America, Asia/Pacific and Europe. For the year ended April 30, 1997, the Technology Services Group represented approximately 4% of the Company's revenues. See "Global Operations" and "Technology Services Group" below.

         The Company adapts its services to specific customer requests, consults with customers on developing strategies to efficiently manage the customer's investment in desktop software and hardware and provides accurate and timely delivery of products. The Company provides its customers with information, advice and assistance through its marketing, sales and technical staff on the wide range of software procurement choices available. For customers electing to standardize desktop software applications or otherwise take advantage of right-to-copy arrangements, the Company provides volume licensing and maintenance ("VLM") agreement services and support. Under VLM agreements, the Company acts as a designated service provider to sell licensing rights to software that permit customers to make copies of a publisher's software program from a master diskette and distribute this software within a customer's organization for a fee for each copy made. Maintenance agreements entitle customers to all upgrades of certain products during a specified period of time, typically two years. By utilizing VLM agreements, customers are able to consolidate their worldwide purchases and acquire software under a single master agreement for a given publisher from a global supplier such as the Company. Among its other services, the Company offers on-site consultants for large corporations, training and support of complex technologies, strategic planning for information systems departments, software selection assistance and determination of price and availability of hard to find software products.

         The Company serves an important role in the software industry by providing a service-oriented and cost- effective means for personal computer software publishers to market, sell, distribute and provide support for their products. The services provided by the Company assist publishers by building product awareness, marketing products directly on behalf of publishers to businesses and other organizations, and providing additional technical support and services for software products. The Company is also instrumental in the selection, design and implementation of VLM programs for its customers. The Company believes that maintaining its relationships with major publishers is important to the Company's future growth and profitability. The Company will often coordinate product introductions and marketing programs with publishers, which may involve joint regional product seminars and cross-selling of selected complementary products. Due to its volume of purchases, the Company believes it is able to obtain favorable pricing, avail itself of marketing funds provided by major publishers and work closely with publisher personnel on various marketing and selling matters such as the introduction of new products, programs and related service opportunities.

         The Company has continued to experience significant growth in the sale of software to its customers through VLM agreements. For fiscal 1997, sales through VLM agreements represented approximately 59% of net sales of the Company, compared to 46% and 36% of net sales for fiscal years 1996 and 1995, respectively. Since individual software packages and documentation may not be provided to each user, and due to volume pricing incentives and lower distribution costs, customers utilizing VLM agreements can purchase licenses for software at a lower cost than by purchasing individual shrink-wrapped software packages. In general, the Company receives lower gross margins, as a percent of sales, on sales made through VLM agreements. The lower gross margins on sales made pursuant to VLM agreements are partially offset by lower operating costs associated with such agreements.

         In May 1996, the Company acquired from Egghead, Inc., certain operating assets of Egghead's corporate, government and education division ("CG&E"). During the fiscal year ended April 30, 1997, the Company integrated the North American sales force of the two organizations, stabilized CG&E's customer base and expanded its operations to include a call center facility located in Spokane, Washington, which serves several thousand customers and also provides Technology Support Center services.

         The Company is one of the world's largest providers of personal computer business software and technology services to organizations. The Company's customer base includes an expanded group of multinational customers which should enhance the Company's global growth. Also, the larger customer base provides additional opportunities for growth of the Technology Services Group.

GLOBAL OPERATIONS

         Under VLM agreements, multinational customers can consolidate their worldwide volume purchases of software under a single master agreement for a given publisher. The Company is able to sell software through these VLM programs globally and this ability has been a key factor that has led to the Company's global expansion.

         The Company's North American operations are based in Garland, Texas and Spokane, Washington. The Company's European sales headquarters is located in The Hague, The Netherlands and its operations center is located in Dublin, Ireland. The Company augmented European operations by establishing a Technology Services Group office in London, England in 1996 and another Technology Services Group office in Frankfurt, Germany in early 1997. The Company's acquisition of The Essentially Group Limited ("Essentially Group") a leading information technology company in Australia and New Zealand in April 1996 significantly extended Software Spectrum's geographic coverage by providing an immediate presence in the Asia/Pacific region. With this acquisition, the Company obtained an established customer base, management team and services capabilities to provide the Company with many of the key resources needed to permit further expansion throughout the Asia/Pacific region and in fiscal 1997 the Company established sales offices in Hong Kong and Singapore. During fiscal 1997, the Company implemented its plan to consolidate the administrative and support functions of its Asia/Pacific operations in Sydney to more closely align with the centralized structure and operations of the Company's North American operations and has recently installed information systems which should become fully operational during the first half of fiscal 1998. Due to these and other factors, including lower sales than expected, the Company's operations in Asia/Pacific incurred operating losses of approximately $4.9 million in the fiscal year ended April 30, 1997.

         In fiscal 1997, the Company entered into a joint venture in Japan with Uchida-Yoko Co., Ltd. Through this joint venture, the Company now has the ability to sell software products and technology services to customers in Japan.

         With centralized operations centers in North America, Europe and Asia/Pacific, the Company is able to serve the major desktop technology markets around the world. Today, Software Spectrum provides software or fulfillment services to customers located in over 50 countries, provides support services in 13 languages, invoices customers in many local currencies, and can provide consolidated worldwide reporting to customers.

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

         To support these service offerings, the Company developed the Institute for Microsoft Technology and the Institute for IBM/Lotus Technology. The institutes provide advanced training for technical certification, as well as service delivery methodology and advanced consulting skills, enabling consultants to develop and deploy complex solutions.

         The Company is an industry leader in assisting customers implementing Microsoft's Systems Management Server ("SMS"). The Company founded the Software Spectrum SMS Alliance several years ago in cooperation with Microsoft and is its managing member. Members of the SMS Alliance collectively represent more than one million desktops, and meet regularly to share SMS deployment and management solutions.

         As of April 30, 1997, the Company had Technology Services Group offices in Chicago, Dallas, Atlanta, Boston, Houston, San Antonio, San Francisco, Seattle, Denver, Detroit, Los Angeles, Minneapolis, New York, Sydney, Melbourne, Auckland, Wellington, Toronto, London and Frankfurt. TSG also has established satellite offices in Raleigh-Durham, and Phoenix. Through its joint venture in Japan, Uchida Spectrum, the Company has the ability to offer TSG services to its customers in Japan.

         The Company is a Microsoft Solutions Provider, Lotus Notes Business Partner and Novell Platinum Reseller and is authorized to sell, support, train and develop applications in many complex products. The Company's advanced networking infrastructure design capabilities cover a broad range of topologies and protocols including local area and wide area networks and the ability to provide interfaces to many mainframes and minicomputers. The Company provides messaging and information-sharing solutions to provide a stable communications platform for enterprise-wide connectivity.

         The Company's ESM services are designed to help customers with the evaluation, implementation, operation, and support of electronic desktop management solutions, such as Microsoft's Systems Management Server. These services help customers manage and support their software assets at various sites from a single location. Utilizing these electronic software distribution products and ESM services, customers can inventory hardware and software assets, perform software product distribution, and provide electronic help desk services.

         In addition, the Company offers education and technical training opportunities for information technology professionals in the various advanced technologies supported by the Company, with such seminars and training provided at the customer's or the Company's location.

         Technology Support Center

         The Company also provides fee-based telephone support services on behalf of software publishers and to end users of business customers that choose to fully or partially outsource their internal help desk function on a number of technologies, including client/server applications and network operating systems. In fiscal 1997, the Company's telephone technical support business conducted by the Technology Support Center continued to grow, and in the first quarter of fiscal 1998, the Company was awarded a contract to support complex client server products for one of the Company's major suppliers.

         The Company's Technology Support Center provides support for organizations in three principal business categories. First, the Technology Support Center contracts with software publishers, hardware providers and OEM manufacturers to provide telephone support on their behalf to customers. Second, technical support personnel handle support calls from customers' technical personnel for escalation services. The staff in the Company's Technology Support Center is experienced in over 150 major personal computer software titles and can provide support for software products running on most major personal computer operating systems and environments, including Windows, Windows 95, DOS, Macintosh, Microsoft Windows NT, Novell Netware and other network operating systems. Third, the Company provides technical support to large organizations to augment or replace the customer's internal help desk capabilities for the customer's employees. This service has various support options from desktop application products to advanced technical products to enterprise software solutions. The Company's Technology Support Center service is designated as a Microsoft Authorized Support Center (one of eight in the United States), a Lotus Premium Business Partner and a Novell Authorized Service Center. The Technology Support Center includes large capacity file servers, multiple CD ROM databases and other sources that enable the Company's support personnel to recreate a customer's individual problem, develop a solution and guide the customer through the solution in a step-by-step basis.

         The Company's software evaluation library and demonstration equipment allow the Company's staff to test applications before recommending a solution or product. Customers may also utilize the Internet as an electronic means to forward support questions and receive answers from the Company.

         The Company's Technology Support Center services business grew rapidly in the 1997 fiscal year. The growth in the Technology Support Center has been primarily in providing help desk services under contracts with software publishers, although the Company also provides end user and professional support to organizations. The Technology Support Center maintains offices in Garland, Texas; Spokane, Washington; Dublin, Ireland and Sydney, Australia.

CUSTOMER SERVICES

         Licensing, Procurement, Distribution and Deployment Services

         The Company's customers can purchase software applications in a number of different ways. VLM agreements, or right-to-copy agreements, allow a customer to either purchase a license for each user in a transaction-based process or track and periodically report its software copies, paying a license fee for each copy made. The Company sells, supports and services the various VLM arrangements currently utilized by software publishers. For customers, the overall cost of using one of these methods of acquiring personal computer software is likely to be substantially less than the option of purchasing shrink-wrapped full packaged software products.

         Since each major publisher has chosen a different set of procedures for implementing VLM agreements, businesses are faced with a significant challenge to sort through all such alternatives and procedures to ensure that they are utilizing the appropriate agreements, complying with the publishers' licensing terms and properly reporting and paying for their software licenses. In order to address the wide range of procurement choices available to its customers, the Company provides information, advice and assistance to its customers relating to their procurement decisions through its licensing consultants as well as by means of the Company's marketing and sales staff and through its publications. See "World Wide Web Site Publications and Software Library" and "Sales and Marketing."

         Increasingly, large corporate customers are electing to standardize desktop applications and coordinate their enterprise-wide personal computer management responsibilities. To help these customers develop or improve their personal computer software management programs, the Company developed a software management process that is called the Assurance Process. The Assurance Process and corresponding implementation services allow these customers to effectively utilize the benefits associated with VLM programs. Assurance provides the Company's customers with a methodology for evaluating the individual customer's personal computer software management process and analyzing issues in implementing VLM programs offered by various publishers. The service options available from the Company are designed to assist the customer in implementing its software management plan, including internal distribution services, communication with end users, telephone support and reporting and compliance under VLM arrangements.

         The Company's licensing consultants are Software Publishing Association ("SPA") certified software managers that are trained to provide customers with advice in the evaluation of various VLM programs offered by publishers and customer activity analysis. In addition to the Company's extensive experience dealing with VLM agreements, it has continued to invest in technology based systems to support the special requirements necessary to service VLM agreements for its customers. The Company has developed a custom, client/server based system called SOLO 95, which provides individualized customer contract management data, assists customers in complying with VLM agreements, and provides customers with necessary reporting mechanisms.

         The Company provides disk duplication services for a number of customers that have purchased software through VLM agreements. The Company will duplicate diskettes for software purchased through VLM agreements on behalf of customers, may bundle this software with a customer's internal documentation and third party software manuals and will distribute these diskettes and bundles to a customer's various sites and locations.

         A component of the Company's procurement services is its ability to provide timely delivery of its products to customers by maintaining a sufficient inventory of the most popular software products. The Company's United States distribution operations are located in Louisville, Kentucky. In Australia and New Zealand, the Company also operates distribution facilities for customers located in those countries. In countries where the Company does not operate warehouses, products are ordered through distributors and are shipped directly to customers. Products stocked by the Company or its distributors are generally shipped the same day that the Company receives a customer order. Most of the Company's products are ordered by the customer's procurement or information systems department and often are billed to the department of the end-user, which may be located at a different site than the procurement or information systems department. The Company provides customers, upon request, open-order status and purchase activity reports formatted to each customer's specifications. Also, the Company's electronic data interchange ("EDI") capabilities allow customers to submit orders (or other data) from their computer systems to the Company via modem. EDI improves order accuracy and reduces administrative costs for corporate customers and the Company.

         Maintenance and Upgrade Services

         A number of customers who have elected to purchase software licenses through VLM agreements have also purchased maintenance which allows customers to receive new versions, upgrades or updates of software products during the maintenance period in exchange for a specified annual fee, which may be paid in monthly, quarterly or annual installments. Upgrades and updates are revisions to previously published software that improve or enhance certain features of the software and correct any errors found in previous versions.

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

         Through its Technology Services Group, the Company supplies enterprise software management services for customers who adopt ESD within their organizations. These services help manage distributed PC environments through use of products such as the Microsoft Systems Management Server.

         The second form of ESD is between businesses via electronic links such as the Internet. This form of ESD supports the fast, convenient delivery of software products. The Company has entered into agreements to permit the electronic distribution of software from the Company's World Wide Web site.
The Company intends to participate in this method of distribution as communication technology improvements enable this form of ESD to become more widely used.

         The Company's World Wide Web site on the Internet contains an on-line catalog of thousands of products that can be purchased over the Internet and provides customers with links to useful information about the Company, its products and services and publishers the Company represents. The Internet catalog provides information about products through a comprehensive search engine, extensive product descriptions, and third-party reviews. For certain large customers the Company is developing specific catalog offerings available over the Internet to that customer's employees. These specialized electronic catalogs will contain specific products and pricing unique to that customer and will contain information particular to the VLM agreements in which that customer is enrolled. The Company also plans to develop government and education specific electronic catalogs.

         Seminars

         Seminars are an important means by which the Company markets and sells products and services. Through these seminars, businesses are able to acquaint members of their organizations with new product offerings and upgrades and receive information concerning trends in personal computer technology and the industry in general. The Company's seminar series includes events addressing VLM arrangements and electronic distribution, as well as strategic implementation of client/server and other advanced product technologies and solutions. A portion of the marketing funds the Company receives from various publishers is used to defray the costs of presenting these seminars that generally are conducted in conjunction with publisher representatives. Members of the Company's marketing and support staff present and coordinate all aspects of these seminars. In fiscal 1997, the Company presented 247 seminars in over 47 major metropolitan areas throughout North America, in Western Europe and in Asia/Pacific.

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

         The Company also markets to mid-tier and small businesses by publishing merchandising catalogs which offer a large range of software and peripheral products. In addition to its Internet on-line catalog described above, the Company plans to publish and distribute over 1,700,000 catalogs during the 1998 fiscal year. See "Electronic Services and Capabilities" above.

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

         Account executives work directly with procurement managers, management information system managers and computer support managers of existing and potential customers to identify the specific needs of each customer and to facilitate the purchase of software products and services by the customer's organization. Account executives maintain close contact with customers in order to provide them with timely communications and assistance with any special or strategic requests. Account executives' responsibilities include providing customers with useful and relevant product information to assist the customer in its selection of software available for the desired application, providing customers with information and guidance on software procurement options including VLM agreements, implementation and deployment of software under VLM agreements, assisting customers in identifying and defining technical service needs, and planning product presentations and seminars by representatives of the Company and publishers. For national and international accounts, there may be several account executives working with the customer in different parts of North America, Europe and Asia/Pacific with all efforts being coordinated by a designated national or global account executive. The number of accounts handled by each account executive depends on the relative size of the accounts and the level of service required by each customer within the territory assigned to the account executive.

         The Company's licensing consultants work with the Company's customers to provide advice and consultation on VLM programs and to complete detailed customer account analysis and reporting. The Company also assigns a team of customer service representatives to each account. Customer service representatives, who are based primarily at the Company's operations centers located in Garland, Spokane, Dublin and Sydney handle all aspects of the day-to-day customer account servicing, including common presale technical questions, customer order placement, order status inquiries, requests for a demonstration product for evaluation and searches for hard-to-find products. This enables customer service representatives to develop close relationships with individuals within the customer's organization and to better service them by being familiar with their account. By assigning a specific team of customer service representatives to specific customers, the Company adds additional direct contacts that reinforce customer relationships.

         To solicit business from mid-tier and small organizations, the Company utilizes its Mid-Tier Sales group. While product price and delivery terms are key factors in mid-tier organization markets, the Company also provides a broad range of VLM agreement support and services and technical services to this category of customers. Initial contact and sales are made typically through telephone inquiries.

SUPPORT SYSTEMS

         In fiscal 1997 the Company substantially completed conversion of its operating and financial reporting systems to the client/server environment.
The Company has developed certain proprietary support systems that facilitate the delivery of product and services to its customers. The Company has invested in technology based systems to support the special requirements necessary to service VLM agreements for its customers. SOLO 95, a custom, client/server-based system, provides individualized contract management data, assists customers in complying with the terms of their VLM agreements and provides customers with necessary reporting mechanisms. Using individualized data in SOLO 95 in conjunction with the Company's contract management database, the Company representatives can guide a customer through the various purchasing options and assist in administering VLM agreements. SOLO 95 also provides the Company's customer service representatives with customer profile and account status, order status information, and product pricing and availability details. The Company's on-line purchase order entry system provides its purchasing department with a daily queue of orders to be placed based on current inventory levels, daily sales orders, and pre-established minimum and maximum levels of inventory for each part number. Once purchase orders are placed with a vendor, the Company's accounting records are automatically updated and orders are held pending on-line receipt, using a bar code receiving system.

PRODUCTS

         In addition to selling, supporting and servicing the various VLM arrangements available from software publishers, the Company inventories approximately 2,200 business software titles, ranging in price from approximately $10 to $35,000. In certain international markets, the Company also sells hardware, peripheral products and accessories, such as modems, expansion cards and keyboards. Although the Company maintains an inventory of only the most popular products in locations where it maintains warehouse facilities, the Company offers more than 38,000 different software and peripheral products to its customers.

         The software applications offered by the Company include major business programs such as spreadsheet, word processing, electronic mail, groupware, database, and graphics, as well as operating systems, utilities and languages. For the fiscal year ended April 30, 1997, the top 20 software titles sold by the Company represented approximately 50% of the Company's net sales.

         The Company maintains an extensive database of hard-to-find software required by customers as well as software available from the Company's major publishers and vendors. The Company continually adds to its database, information on these types of products and their sources of supply in order to expedite customer requests.

         The Company expects that for the foreseeable future, sales from software products will continue to be its primary source of revenues.

DISTRIBUTION AND INVENTORY CONTROL

         In the United States and Asia/Pacific, the Company generally ships products that it carries in inventory the same day the Company receives the customer order utilizing independent carriers. In addition, the Company also utilizes the services of publishers and distributors to ship products directly to its customers, both in the United States and other countries. During its fiscal year ended April 30, 1997, the Company shipped an average of 1,600 orders per day. The Company bar codes every product in its inventory in order to reduce the risk of shipping errors and to provide better inventory control. The Company conducts a physical inventory three to four times each year and seeks to maintain strict control of inventories to minimize the risk of product obsolescence and to maximize inventory turns. As of April 30, 1997, the Company held approximately 25 days of anticipated sales of shippable products in inventory. On average, the Company turns its inventory twelve times per year. The Company has exchange and return privileges with the major vendors with which it does business. These arrangements reduce the risk of loss resulting from obsolete goods and damaged merchandise. As of April 30, 1997, the Company did not have a significant order backlog.

CUSTOMERS

         In fiscal 1997, the Company handled more than 6,300 active customer accounts. The Company's customer base includes corporations, government agencies, educational institutions, non-profit institutions and other business entities. The Company's acquisitions during fiscal 1997 significantly increased the North American government sales segment of the Company's business to federal, state, provincial and local government agencies. The Company also has established a presence in the educational market and the Company has authorizations from all major educational product publishers. The Company also sells software to mid-tier and small organizations through its Mid-Tier Sales group. Sales contracts with large customers for the procurement of products generally cover a one to three year period subject to the customers' rights to terminate the contract upon notice. These contracts usually include provisions regarding price, availability, payment terms and return policy. Contracts covering technology services vary in length depending on the services to be provided and are generally terminable upon 30 days' notice. Standard payment terms with the Company's customers are net 30 days from the date of invoice or net 10 days in the case of summary periodic billings to customers. Although customer arrangements vary, the Company generally affords its customers with product return and exchange privileges, which are typically limited to 30 to 60 days following shipment or invoicing, with respect to unopened stocked products and defective or damaged products. With respect to VLM transactions, generally returns are either not permitted or are very limited for maintenance purchased, and licenses may be returned only for a limited period following invoicing, depending upon specific publisher requirements. In the fiscal year ended April 30, 1997, no single customer represented more than 3% of the Company's revenues and the Company's customer base included 340 of the 1996 Fortune 500 companies and 225 of the Fortune Global 500 companies. The Company does not believe that the loss of any single customer would have a material adverse effect on its business.

         The Company recognizes revenue from products sold at the time the product is shipped to or a license is purchased by the customer. The Company believes that returns of full packaged products by customers are not, and have not historically been, material. Due to the complexity of licensing programs, adjustments arising from the invoicing pursuant to VLM agreements have increased in the past year and have resulted in increased credits and reinvoicing of customers. The Company is currently upgrading its systems and procedures to reduce the number of adjustments required. Maintenance and services revenue is recognized ratably over the contractual period or as the services are provided.

VENDORS

         Substantially all of the Company's sales from software are derived from products purchased from publishers and distributors. The decision whether to buy products directly from publishers or through distributors is determined on a vendor-by-vendor basis based on publisher requirements, cost, availability, return privileges, demand for a particular product and the benefits of a close strategic relationship. For the fiscal year ended April 30, 1997, approximately 75% of the Company's sales represented products purchased from its ten largest vendors. For the fiscal years ended April 30, 1997 and March 31, 1996, products from Microsoft accounted for approximately 55% and 44% of net sales, respectively, and products from IBM/Lotus accounted for approximately 10% of net sales in each year. In fiscal 1997, products published by Microsoft and IBM/Lotus represented the largest concentration of products sold by the Company.

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

         Publisher contracts generally permit the Company to return or dispose of products within certain specified time periods in exchange for credit against future purchases in the event that a product is defective or made obsolete, whether through the development of upgrades or new releases or otherwise. In addition, such contracts permit the Company to stock balance its inventory, generally on a quarterly basis, by allowing returns for credit against future purchases of a limited portion (usually 3% to 15%) of the products previously purchased by the Company. Publisher contracts also generally permit the Company to submit adjustment reports for license and maintenance transactions within a certain time period after the transaction is reported. The agreements also typically provide that the Company may obtain credit against future purchases if the vendor subsequently lowers its prices on products that have been purchased by the Company within a 30 to 90 day period prior to such price decrease. The purpose of the foregoing stock balancing and price protection provisions is to permit the Company to maintain an inventory of products that is sufficient to meet its customers' needs while reducing the obsolescence risks associated therewith. Such contracts do not typically require the Company to ensure end-user compliance with its publishers' licensing and copyright or patent right protection provisions. Certain of the Company's contracts with vendors provide for early payment discounts. Under the terms of its vendor contracts, the Company is not generally required to meet any minimum purchase or sales requirements, except to the extent that the Company's level of purchases or sales may affect the amount or availability of financial incentives, advertising allowances and marketing funds. The reduction in amount, discontinuance of or the Company's inability to meet requirements established by vendors for achieving financial incentives, advertising allowances and marketing funds could have an adverse effect on the Company's business and financial results. The material terms of the Company's contracts with Microsoft and IBM/Lotus do not differ in any material respect from the comparable terms of the Company's arrangements with other major publishers.

COMPETITION

         The personal computer software market is intensely competitive. The Company faces competition from a wide variety of sources, including traditional software resellers, hardware dealers and aggregators and large systems integrators. Current competitors from the software reseller category would include Corporate Software and Technology, Inc., ASAP Corporate Express, Softmart and Softwarehouse International. The Company believes that it possesses a number of significant differentiating features from this group. These features include the Company's operations presence in major global personal computer business markets, its extensive technology services capabilities and offerings, extensive VLM services and systems that support the Company's business and knowledgeable, industry-experienced personnel.

         Competitors also include hardware dealers and aggregators. These companies also compete in the large organization market with marketing efforts to provide customers with complete software and hardware services. Other competitors include large systems integrators such as Digital Equipment Corporation and Electronic Data Systems. These companies do have a global presence and technology services. The Company believes its VLM services, custom computing systems specifically designed to support the Company's business and knowledgeable industry-experienced personnel are differentiating factors in this group of competitors.

         In the technology services market, there are a significant number of competitors, ranging from small local consulting services practices to large companies such as Corporate Software and Technology, Inc., the technology services divisions of major hardware resellers such as VanStar Corporation, ENTEX Information Services, Inc. and Compucom Systems, Inc. and the consulting divisions of national accounting firms such as Anderson Consulting. The Company believes that its concentration on high-end enterprise architectural planning and consultation covering multiple key specific technologies helps to differentiate the Company from other competitors in the technology services area of its business.

         The manner in which personal computer software products are distributed and sold is continually changing and new methods of distribution may emerge or expand. Software publishers may intensify their efforts to sell their products directly to end-users, including current and potential customers of the Company. In the past, direct sales from software publishers to end-users have not been significant, although end-users have traditionally been able to purchase upgrades directly from publishers. From time to time, some publishers have instituted programs for the direct sale of single large order quantities of software to major corporate accounts, and the Company anticipates that these types of transactions will continue to be used by various publishers in the future. The Company could be adversely affected if major software publishers successfully implement programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the channel. The Company believes that the total range of services it provides to its customers cannot be easily substituted by publishers, particularly because publishers do not offer the scope of services or product offerings required by most of the Company's customers. However, there can be no assurance that publishers will not increase their efforts to sell substantial quantities of software directly to end users. In addition, the acceptance of VLM agreements by organizations as a method to purchase software has continued to expand over the past year. Should publishers permit others to sell VLM agreements, or should additional competitors develop the capabilities required to service and support large licensing programs, the Company's competitive advantage could be negatively impacted. If the channel's participation in VLM agreements is reduced or eliminated or if other methods of distribution of software become common, the Company's business and financial results could be materially adversely affected. Management believes that greater acceptance of VLM agreements will be one of the factors that over time will lead to electronic distribution of software. The Company intends to participate in this method of software distribution as demand for this service by large organizations emerge and as communications technology improvements permit electronic software distribution to be made securely and efficiently. The Company's continuing investment in electronic software distribution and electronic commerce reflects the Company's commitment to meeting the changing needs of its customers. There continues to be an increase in the sale of personal computers to home and small businesses with many popular software application programs bundled with the hardware. If bundling of software with hardware becomes accepted by large corporate customers in the future, such bundling could have an adverse effect on the Company's business.

EMPLOYEES

         As of April 30, 1997, the Company had approximately 1,600 employees in North America, Europe and Asia/Pacific. The Company has entered into non-competition agreements and/or non-solicitation agreements with substantially all of its sales and Technology Services Group personnel. None of the Company's employees are represented by a union.

ITEM 2.          PROPERTIES

         The Company currently leases approximately 160,000 square feet of space in Garland, Texas (a suburb of Dallas) for its corporate headquarters.
As of April 30, 1997, the Garland leases had a remaining term of 36 months with monthly payments of approximately $64,000. The Company leases approximately 54,000 square feet of office space in Spokane, Washington at a monthly rental of approximately $32,500 in fiscal 1997 increasing to approximately $40,000 in fiscal 1998. The Company's distribution facility in Louisville, Kentucky consists of approximately 62,500 square feet of space which is leased for approximately $18,000 per month. The remaining term of the Louisville lease is approximately four years. Within North America, the Company also leases office space in various markets for its Technology Services Group.

         With respect to its European-based operations, the Company currently leases space in Dublin, Ireland, The Hague, The Netherlands and London, England. In Asia/Pacific, the Company occupies leased office space in seven markets.

ITEM 3.          LEGAL PROCEEDINGS

                 The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters will not have a material adverse effect on the Company.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended April 30, 1997.


                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

         The Company's common stock is traded over the counter and is listed on the Nasdaq National Market System under the symbol SSPE. The information appearing on page 32 of the Company's 1997 Annual Report to Shareholders under the caption "Quarterly Financial Data and Market Information" is incorporated herein by reference.

         On July 18, 1997 there were 150 holders of record (representing approximately 2,000 beneficial owners) of the Company's common stock. The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the near term.

ITEM 6.          SELECTED FINANCIAL DATA

         The information required by this item appears on page 17 of the Company's 1997 Annual Report to Shareholders under the caption "Selected Consolidated Financial Data", which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information appearing on pages 18 through 21 of the Company's 1997 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information appearing on pages 22 through 30 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the current directors of the Company, and the persons nominated for election as directors of the Company at its Annual Meeting of Shareholders to be held on September 18, 1997, will appear in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders under the caption "Election of Directors" to be filed pursuant to Regulation 14A. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

         Officers are elected annually by the Board of Directors and serve until their successors are elected and qualified. The current executive officers of the Company are as follows:

                                                                             Officer
         Name                              Position                           Since           Age
         ----                              --------                          -------          ---
         Judy O. Sims             Chief Executive Officer and President       1988             44

         Richard G. Sims          Senior Vice President                       1983             43

         Keith R. Coogan          Executive Vice President, Chief             1990             45
                                  Operating Officer

         Robert D. Graham         Vice President Strategic Relationships      1997             42
                                  and General Counsel, Secretary

         Roger J. King            Vice President of Sales and Marketing       1990             44

         Robert B. Mercer         Vice President, Chief                       1994             45
                                  Information Officer

         Deborah A. Nugent        Vice President of Finance and               1992             43
                                  Treasurer

         Lisa M. Stewart          Vice President of Customer Operations       1996             35

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

         Richard G. Sims is a co-founder of the Company and has been a director of the Company since 1983. In April 1996, Mr. Sims assumed the title of Senior Vice President with responsibility for the Company's Asia/Pacific expansion and operations. He is also integrally involved with internal information systems design. From 1983 to March 1996, Mr. Sims served as President of the Company. Prior to 1983, Mr. Sims served as controller for various companies. Mr. Sims is a Certified Public Accountant. Mr. Sims is married to Judy Sims.

         Keith R. Coogan has been Executive Vice President and Chief Operating Officer since April 1996. Mr. Coogan has been a Vice President of the Company since October 1990 and was Secretary of the Company from May 1991 through July 1992. From October 1990 to March 1992, Mr. Coogan also served as Treasurer of the Company. From May 1989 until joining the Company, Mr. Coogan served as Vice President of Finance for Leather Center Holdings, Inc. a privately-held manufacturer and retailer of leather furniture. From January 1986 to May 1989, he was Vice President and Chief Financial Officer of Trinity Texas Corporation and Ward Hunt Investments, both of which were privately-held real estate sales and development organizations. Mr. Coogan is a Certified Public Accountant.

         Robert D. Graham was elected Vice President Strategic Relationships and General Counsel in January 1997 and Secretary in February 1997. Mr. Graham served on the Board of Directors of the Company from 1991 until February 1997. From 1980 through January 1997, Mr. Graham was in private practice of law with the law firm of Locke Purnell Rain Harrell, P.C. (and its predecessor) in Dallas, Texas.

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

         Deborah A. Nugent has been Vice President of Finance and Treasurer since March 1992 and Secretary of the Company from July 1992 to February 1997. From July 1991 until joining the Company, Ms. Nugent served as Assistant Treasurer and Chief Financial Officer of Mothers Against Drunk Driving. From April 1988 to April 1991, she served as Vice President, Treasurer and Chief Financial Officer of USF&G Capital Investors, Inc., a capital investments subsidiary of USF&G Corporation. From July 1986 to April 1988, she was Chief Financial Officer of The Tower Group, Inc., a privately-held real estate sales and development company. Prior thereto, Ms. Nugent was employed by the national accounting firms of Grant Thornton LLP and Coopers & Lybrand LLP. Ms. Nugent is a Certified Public Accountant.

         Lisa M. Stewart has been Vice President of Customer Operations since April 1996. From January 1994 through March 1996, Ms. Stewart served as Director of Customer Operations for the Company after having served in various sales and sales management and operations positions. Prior to joining the Company in 1988, Ms. Stewart was employed by Fox T.V. and Hilton Services Corporation.

ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this item will appear in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on September 18, 1997, under the caption "Executive Compensation", which information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will appear in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on September 18, 1997, under the captions "Stock Ownership of Principal Shareholders" and "Stock Ownership of Management", which information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Robert D. Graham was until January 1997 a shareholder of the law firm of Locke Purnell Rain Harrell (A Professional Corporation), counsel to the Company.

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

         3.1(a) Restated Articles of Incorporation of the Company, filed with the Secretary of State of Texas on May 12, 1989, as amended (incorporated by reference to the Company's Registration Statement No. 33-40794 on Form S-1).

         3.1(b) Statement of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 1996).

         3.1(c)    Articles of Amendment to Restated Articles of
                   Incorporation, filed with the Secretary of State of Texas on November 25, 1996.

         3.1(d) Statement of Cancellation of Treasury Shares, filed with the Secretary of State of Texas on March 21, 1997.

         3.2 Restated Bylaws of the Company, as amended (incorporated by reference to the Company's Registration Statement No. 33-40794 on Form S-1).

         3.3 Rights Agreement between the Company and KeyCorp Shareholder Services, Inc. dated December 13, 1996, (incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 1996).

         10.1 IBM Business Partner Agreement between the Company, IBM Corporation and Lotus Development Corporation dated June 30, 1997.

         10.2(a) Microsoft 1995/1996 Channel Agreement dated July 1, 1995 between Microsoft Corporation and the Company, including Addenda dated July 1, 1995 (Appointment as a Direct Reseller) and Addenda dated July 1, 1995 (Appointment as a Large Account Reseller) (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

         10.2(b) Large Account Reseller Rebate Addendum to the 1995/1996 Microsoft Channel Agreement dated July 1, 1995, as amended by Amendment No.1 dated January 1, 1996 ("LAR Addendum") (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

         10.2(c) Amendment No. 2 to LAR Addendum dated August 2, 1996 between Microsoft Corporation and the Company.

         10.2(d) Amendment No. 3 to the LAR Addendum dated January 17, 1997 between Microsoft Corporation and the Company.

         10.2(e) Microsoft Government Select Government Contractor Addendum to the 1995/1996 Microsoft Channel Agreement dated as of July 1, 1995 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

         10.2(f) Rebate and Marketing Fund Addendum to the 1995/1996 Microsoft Channel Agreement dated as of July 1, 1995, as amended by Amendment No. 1 dated January 1, 1996 (the "Rebate and Marketing Fund Addendum") (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

         10.2(g) Amendment No. 2 to the Rebate and Marketing Fund Addendum dated August 2, 1996 between Microsoft Corporation and the Company.

         10.2(h) Amendment No. 3 to the Rebate and Marketing Fund Addendum dated January 17, 1997 between Microsoft Corporation and the Company.

         10.3 Microsoft Corporation 1995/1996 Authorized Government Large Account Reseller Agreement dated April 1, 1995 between Microsoft Corporation and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996)

         10.4(a) Commercial Lease Agreement, dated May 1, 1990, between CIIF Associates II Limited Partnership and the Company (incorporated by reference to the Company's Registration Statement No. 33-40794 on Form S-1).

         10.4(b) Amendment to Lease Agreement dated March 31, 1995 between CIIF Associates II Limited Partnership and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

         10.5(a) Commercial Lease Agreement dated as of April 19, 1993, between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

         10.5(b) Amendment #2 - Expansion Agreement to Lease Agreement dated as of June 20, 1994 between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

         10.5(c) Third Amendment to Commercial Lease Agreement dated effective April 1, 1995 between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
                   1995).

         10.5(d) Fourth Amendment to Commercial Lease Agreement dated effective as November 25, 1996 between Kranco, L.P. and the Company.

         10.6 Form of Call Center Lease (Spokane) between DD&J Software Corporation and the Company (incorporated by reference to the Company's Current Report on Form 8-K dated March 26,
                   1996).

         10.7 Lease Agreement dated March 8, 1996 by and between Riverport Commerce Center, Inc. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

         10.8 Lease Agreement dated April 26, 1996 by and between Beneficiaries of American National Bank Trust Number 104601-03 and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

         10.8(a) Credit Agreement dated as of May 3, 1996 among the Company, Texas Commerce Bank, National Association, as Agent and other participating financial institutions (the "Credit Agreement") (incorporated by reference to the Company's Current Report on Form 8-K dated May 23, 1996).

         10.8(b) First Amendment and Second Amendment to Credit Agreement dated as of June 28, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).

         10.8(c) Amendment Letter to Credit Agreement dated as of September 30, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996).

         10.8(d) Fourth Amendment to Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996).

         10.8(e)   Fifth Amendment to Credit Agreement dated as of March 31,
                   1997.

         10.9 1989 Stock Option Plan of the Company, as amended (incorporated by reference to the Company's Registration Statement No. 33-40794 on Form S-1).

         10.10 Software Spectrum, Inc. Employee Stock Purchase Plan, as amended.

         10.11 The Software Spectrum, Inc. 1993 Long Term Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

         10.12 Employees' Profit Sharing Plan of the Company, Adoption Agreement dated December 14, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

         10.13 Form of Management Continuity Agreement between the Company and certain executive officers dated as of January 10, 1997.

         10.14 Non-Employee Directors' Retainer Stock Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1995).

         11.1      Statement regarding Computation of Primary Earnings Per
                   Share.

         11.2      Statement regarding Computation of Fully Diluted Earnings
                   Per Share.

         13        Software Spectrum, Inc.'s 1997 Annual Report to
                   Shareholders.

         23        Consent of Grant Thornton LLP, Independent Accountants

         24 Power of Attorney (included on the signature page of this Form 10-K).

         27        Financial Data Schedule

         99 Purchase and Sale Agreement dated as of April 2, 1996 by and among Software Spectrum, Inc., Software Spectrum (NZ) Limited and Essentially Group Limited, Essentially Group
                   (NZ) Limited, Essentially Software (Wellington) Limited, The McNabb Family Trust, McNabb No. 2 Family Trust, McNabb No. 3 Family Trust, RMAD Trust, David Colvin and Gary McNabb ("Purchase and Sale Agreement") (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

         99.1 First Amendment to Purchase and Sale Agreement dated September 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996).

(b)      REPORTS ON FORM 8-K

         During the three months ended April 30, 1997, a Current Report on Form 8-K dated March 26, 1997 was filed by the Company on April 9, 1997, reporting the Company's change in its fiscal year end to April 30 of each year.

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

                                        SOFTWARE SPECTRUM, INC.



                                        By: /s/ Judy O. Sims
                                            ----------------------------------
                                                Judy O. Sims,
                                                Chief Executive Officer and
                                                President


Date:   July 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



              Signature                                         Title                         Date
              ---------                                         -----                         ----
/s/ Judy O. Sims                          Chief Executive Officer, President and          July 28, 1997
----------------------------------        Director (Principal Executive Officer)
   Judy O. Sims


/s/ Richard G. Sims                       Senior Vice President and Director              July 28, 1997
----------------------------------
   Richard G. Sims


/s/ Deborah A. Nugent                     Vice President of Finance and Treasurer         July 28, 1997
----------------------------------        (Principal Financial Officer and
   Deborah A. Nugent                      Principal Accounting Officer)


/s/ Mellon C. Baird                       Director                                        July 25, 1997
----------------------------------
   Mellon C. Baird


/s/ Carl S. Ledbetter                     Director                                        July 25, 1997
----------------------------------
   Carl S. Ledbetter


/s/ Frank Tindle                          Director                                        July 28, 1997
----------------------------------
   Frank Tindle

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


         The following consolidated financial statements of Software Spectrum, Inc. and subsidiaries appearing on pages 22 through 31 of the Company's 1997 Annual Report to Shareholders have been incorporated herein by reference under
Item 8 of Part II of this report.

         Report of Grant Thornton LLP

         Consolidated Balance Sheets as of April 30, 1997 and March 31, 1996

         Consolidated Statements of Operations for the year ended April 30, 1997, the month ended April 30, 1996 and the two years ended March 31, 1996

         Consolidated Statements of Shareholders' Equity for the year ended April 30, 1997, the month ended April 30, 1996 and the two years ended March 31, 1996

         Consolidated Statements of Cash Flows for the year ended April 30, 1997, the month ended April 30, 1996 and the two years ended March 31, 1996

         Notes to Consolidated Financial Statements

         The following financial schedule of Software Spectrum, Inc. and subsidiaries for the year ended April 30, 1997 and the two years ended March 31, 1996, is filed herewith:

         Report of Grant Thornton LLP                                        S-1

         Schedule II Valuation and Qualifying Accounts and Reserves          S-2

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

        Report of Independent Certified Public Accountants on Schedules



Board of Directors
Software Spectrum, Inc.

In connection with our audit of the consolidated financial statements of Software Spectrum, Inc. and subsidiaries referred to in our report dated July
7, 1997, which is included in the annual report to shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for the year ended April 30, 1997, the month ended April 30, 1996 and the years ended March 31, 1996 and 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



Dallas, Texas
July 7, 1997

                            SOFTWARE SPECTRUM, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                                                              DEDUCTIONS-
                                       BALANCE AT           CHARGED TO        WRITE-OFFS           BALANCE
                                        BEGINNING            COSTS AND          NET OF             AT END
                                         OF YEAR             EXPENSES         RECOVERIES           OF YEAR
                                       -----------          ----------        ----------         -----------
Allowance for Doubtful Accounts:
-------------------------------

  Year ended April 30, 1997:           $1,488,000           $2,001,000       ($  827,000)        $2,421,000

  Month ended April 30, 1996           $1,201,000           $   46,000            --             $1,247,000

  Year ended March 31, 1996:           $1,371,000           $  633,000        ($803,000)         $1,201,000

  Year ended March 31, 1995:           $1,662,000           $  244,000        ($535,000)         $1,371,000




Inventory Valuation Account:
---------------------------

  Year ended April 30, 1997:           $   805,000          $2,219,000       ($1,121,000)        $1,903,000

  Month ended April 30, 1996           $   997,000          $   57,000       ($  249,000)        $  805,000

  Year ended March 31, 1996:           $ 1,123,000          $1,249,000       ($1,375,000)        $  997,000

  Year ended March 31, 1995:           $   985,000          $1,173,000       ($1,035,000)        $1,123,000

                                 EXHIBIT INDEX

                                                                                                    SEQUENTIAL
                                                                                                    NUMBERING
EXHIBIT                                                                                              PAGE NO.
-------                                                                                             ----------
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

3.1(a)             Restated Articles of Incorporation of the Company, filed with the Secretary of
                   State of Texas on May 12, 1989, as amended (incorporated by reference to the
                   Company's Registration Statement No. 33-40794 on Form S-1).

3.1(b)             Statement of Designation of Series A Junior Participating Preferred Stock
                   (incorporated by reference to the Company's Current Report on Form 8-K dated
                   December 13, 1996).

3.1(c)             Articles of Amendment to Restated Articles of Incorporation, filed with the
                   Secretary of State of Texas on November 25, 1996.                                     30

3.1(d)             Statement of Cancellation of Treasury Shares, filed with the Secretary of State
                   of Texas on March 21, 1997.                                                           32

3.2                Restated Bylaws of the Company, as amended (incorporated by reference to the
                   Company's Registration Statement No. 33-40794 on Form S-1).

3.3                Rights Agreement between the Company and KeyCorp Shareholder Services, Inc.
                   dated December 1996, (incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 1996).

10.1               IBM Business Partner Agreement between the Company, IBM Corporation and Lotus
                   Development Corporation dated June 30, 1997.                                          33

10.2(a)            Microsoft 1995/1996 Channel Agreement dated July 1, 1995 between Microsoft
                   Corporation and the Company, including Addenda dated July 1, 1995 (Appointment as a Direct Reseller) and Addenda dated July 1, 1995 (Appointment as a Large Account
                   Reseller) (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

10.2(b)            Large Account Reseller Rebate Addendum to the 1995/1996 Microsoft Channel
                   Agreement dated July 1, 1995, as amended by Amendment No.1 dated January 1, 1996
                   ("LAR Addendum") (incorporated by reference to the Company's Annual Report on Form
                   10-K for the fiscal year ended March 31, 1996).

10.2(c)            Amendment No. 2 to LAR Addendum dated August 2, 1996 between Microsoft
                   Corporation and the Company.                                                          59

10.2(d)            Amendment No. 3 to the LAR Addendum dated January 17, 1997 between Microsoft
                   Corporation and the Company.                                                          64

                                                                                                    Sequential
                                                                                                    Numbering
Exhibit                                                                                              Page No.
-------                                                                                             ----------
10.2(e)            Microsoft Government Select Government Contractor Addendum to the 1995/1996
                   Microsoft Channel Agreement dated as of July 1, 1995 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
                   1996).

10.2(f)            Rebate and Marketing Fund Addendum to the 1995/1996 Microsoft Channel Agreement
                   dated as of July 1, 1995, as amended by Amendment No. 1 dated January 1, 1996 (the
                   "Rebate and Marketing Fund Addendum") (incorporated by reference to the Company's
                   Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

10.2(g)            Amendment No. 2 to the Rebate and Marketing Fund Addendum dated
                   August 2,1 996 between Microsoft Corporation and the Company.                        69

10.2(h)            Amendment No. 3 to the Rebate and Marketing Fund Addendum dated
                   January 17, 199 between Microsoft Corporation and the Company.                       79

10.3               Microsoft Corporation 1995/1996 Authorized Government Large Account Reseller
                   Agreement dated April 1, 1995 between Microsoft Corporation and the Company
                   (incorporated by reference to the Company's Annual Report on Form 10-K for the
                   fiscal year ended March 31, 1996).

10.4(a)            Commercial Lease Agreement, dated May 1, 1990, between CIIF Associates II Limited
                   Partnership and the Company (incorporated by reference to the Company's
                   Registration Statement No. 33-40794 on Form S-1).

10.4(b)            Amendment to Lease Agreement dated March 31, 1995 between CIIF Associates II
                   Limited Partnership and the Company (incorporated by reference to the Company's
                   Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

10.5(a)            Commercial Lease Agreement dated as of April 19, 1993, between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.5(b)            Amendment #2 - Expansion Agreement to Lease Agreement dated as of June 20, 1994 between Kancro, L.P. and the Company (incorporated by reference to the Company's
                   Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

10.5(c)            Third Amendment to Commercial Lease Agreement dated effective April 1, 1995 between Kancro, L.P. and the Company (incorporated by reference to the Company's
                   Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

10.5(d)            Fourth Amendment to Commercial Lease Agreement dated effective as of November 25,
                   1996 between Kranco, L.P. and the Company.                                           90

                                                                                                    Sequential
                                                                                                    Numbering
Exhibit                                                                                              Page No.
-------                                                                                             ----------
10.6               Form of Call Center Lease (Spokane) between DD&J Software corporation and the Company (incorporated by reference to the Company's Current
                   Report on Form 8-K dated March 26, 1996).

10.7               Lease Agreement dated March 8, 1996 by and between Riverport Commerce Center, Inc.
                   and the Company (incorporated by reference to the Company's Annual Report on Form
                   10-K for the fiscal year ended March 31, 1996).

10.8               Lease Agreement dated April 26, 1996 by and between Beneficiaries of American
                   National Bank Trust Number 104601-03 and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
                   1996).

10.8(a)            Credit Agreement dated as of May 3, 1996 among the Company, Texas
                   Commerce Bank, National Association, as Agent and other participating financial institutions (the "Credit Agreement") (incorporated by reference to the Company's Current Report on Form 8-K dated May 23, 1996).

10.8(b)            First Amendment and Second Amendment to Credit Agreement dated as of
                   June 28, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.8(c)            Amendment Letter to Credit Agreement dated as of September 30, 1996
                   (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996).

10.8(c)            Fourth Amendment to Credit Agreement dated as of December 31, 1996
                   (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996).

10.8(e)            Fifth Amendment to Credit Agreement dated as of March 31, 1997.                        97

10.9               1989 Stock Option Plan of the Company, as amended (incorporated by reference to the Company's Registration Statement No. 33-40794 on Form S-1).

10.10              Software Spectrum, Inc. Employee Stock Purchase Plan, as amended.                     109

10.11              The Software Spectrum, Inc. 1993 Long Term Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

10.12              Employees' Profit Sharing Plan of the Company, Adoption Agreement dated
                   December 14, 1994 (incorporated by reference to the Company's Annual
                   Report on Form 10-K for the fiscal year ended March 31, 1995).

10.13              Form of Management Continuity Agreement between the Company and certain               120
                   executive officers dated as of January 10, 1997.

                                                                                                    Sequential
                                                                                                    Numbering
Exhibit                                                                                              Page No.
-------                                                                                             ----------
10.14              Non-Employee Directors' Retainer Stock Plan (incorporated by reference to the
                   Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1995).

11.1               Statement regarding Computation of Primary Earnings Per Share.                       137

11.2               Statement regarding Computation of Fully Diluted Earnings Per Share.                 138

13                 Software Spectrum, Inc.'s 1997 Annual Report to Shareholders.                        139

23                 Consent of Grant Thornton LLP, Independent Accountants                               178

24                 Power of Attorney (included on the signature page of this Form 10-K).

27                 Financial Data Schedule                                                              179

99                 Purchase and Sale Agreement dated as of April 2, 1996 by and among
                   Software Spectrum, Inc., Software Spectrum (NZ) Limited and Essentially Group
                   Limited, Essentially Group (NZ) Limited, Essentially Software (Wellington)
                   Limited, The McNabb Family Trust, McNabb No. 2 Family Trust, McNabb No. 3 Family
                   Trust, RMAD Trust, David Colvin and Gary McNabb ("Purchase and Sale Agreement")
                   (incorporated by reference to the Company's Annual Report on Form 10-K for the
                   fiscal year ended March 31, 1996).

99.1               First Amendment to Purchase and Sale Agreement dated September 1996 (incorporated by reference to the Company's Quarterly Report  on Form 10-Q for the period ended
                   September 30, 1996).