Form 10-K/A
period 1996-03-31
SOFTWARE SPECTRUM INC
filed 1997-08-05
CIK 875173

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A
                       AMENDMENT NO. 2 TO ANNUAL REPORT


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

================================================================================

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K

         This Form 10-K/A is being filed to reflect modifications to exhibits 10.3(a), 10.3(b) and 10.3(d) filed as exhibits to Software Spectrum, Inc.'s (the "Company") Form 10-K for the fiscal year ended March 31, 1996. The Company previously requested confidential treatment of certain information contained in the exhibits referenced above and has subsequently modified its request for confidential treatment of the information contained therein. Exhibits 10.3(a), 10.3(b) and 10.3(d) are refiled herewith in their entirety as modified.

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

         13 Software Spectrum, Inc.'s 1996 Annual Report to Shareholders (incorporated by reference to the Company's Form 10-K/A dated August 2, 1996).

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

                                         SOFTWARE SPECTRUM, INC.



                                         By   /s/ Judy O. Sims
                                            -----------------------------------
                                            Judy O. Sims, Chief Executive
                                            Officer and President



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


/s/ Richard G. Sims*                      Senior Vice President and Director              July 28, 1997
------------------- --------------
    Richard G. Sims


/s/ Deborah A. Nugent*                    Vice President of Finance and Treasurer         July 28, 1997
--------------------- ------------        (Principal Financial Officer and
    Deborah A. Nugent                     Principal Accounting Officer)


/s/ Mellon C. Baird*                      Director                                        July 28, 1997
------------------- --------------
    Mellon C. Baird



/s/ Carl S. Ledbetter                     Director                                        July 28, 1997
----------------------------------
    Carl S. Ledbetter


/s/ Frank Tindle*                         Director                                        July 28, 1997
---------------- -----------------
    Frank Tindle


*By:  /s/ Judy O. Sims                    Attorney-in-Fact                                July 28, 1997
    ------------------------------
          Judy O. Sims

                                 EXHIBIT INDEX



EXHIBIT
-------
2                   Asset Purchase Agreement dated as of March 23, 1996 by and among Software
                    Spectrum, Inc., Egghead, Inc. and DJ&J Software Corporation, as amended by First
                    Amendment to Asset Purchase Agreement dated May 13, 1996 (incorporated by reference to the Company's Current Report on Form 8-K dated March 26, 1996).

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

EXHIBIT
-------
10.3(c)             Microsoft Government Select Government Contractor Addendum to the 1995/1996
                    Microsoft Channel Agreement dated as of July 1, 1995 (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996).

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

10.8                Form of Call Center Lease (Spokane) (incorporated by reference to the Company's
                    Current Report on Form 8-K dated March 26, 1996).

EXHIBIT
-------
10.9                Loan Agreement dated as of September 30, 1994 between the Company and NationsBank of Texas, N.A. (incorporated by reference to the Company's Annual Report on
                    Form 10-K for the fiscal year ended March 31, 1995).

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

EXHIBIT
-------
11.2                Statement regarding Computation of Fully Diluted Earnings Per Share (incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31,
                    1996).

13                  Software Spectrum, Inc.'s 1996 Annual Report to Shareholders (incorporated by reference to the Company's Form 10-K/A dated August 2, 1996).

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