Form 10-Q
period 1997-07-31
SOFTWARE SPECTRUM INC
filed 1997-09-15
CIK 875173

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 July 31, 1997
                              -------------------------------------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                   ------------------     ------------------

Commission file number 0-19349

                            SOFTWARE SPECTRUM, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Texas                                             75-1878002
------------------------------                           -------------------
(State or other jurisdiction of                          (I.R.S. Employer/
incorporation or organization)                           Identification No.)


                    2140 Merritt Drive, Garland, Texas 75041
              ---------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                 (214) 840-6600
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]      No  [ ]

At September 11, 1997, the Registrant had outstanding 4,337,386 shares of its common stock, par value $.01 per share.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION                                             3

         Item 1.      Consolidated Financial Statements.

                      Consolidated Balance Sheets-
                      July 31, 1997 and April 30, 1997                     4

                      Consolidated Statements of Operations-
                      Three Months Ended July 31, 1997 and
                      June 30, 1996                                        5

                      Consolidated Statements of Cash Flows-
                      Three Months Ended July 31, 1997 and
                      June 30, 1996                                        6

                      Notes to Consolidated Financial Statements           7

                      Consolidated Statement of Operations-
                      Month Ended January 31, 1997                         9

                      Consolidated Statement of Cash Flows-
                      Month Ended January 31, 1997                        10

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       11

PART II - OTHER INFORMATION                                               16

         Item 6.      Exhibits and Reports on Form 8-K                    17


SIGNATURES                                                                18

                         PART I - FINANCIAL INFORMATION

                   SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       July 31,   April 30,
                                                                        1997         1997
                                                                     ----------   ----------
                                                                     (Unaudited)
ASSETS

Current assets
   Cash and cash equivalents                                         $    8,683   $    7,440
   Trade accounts receivable, net of
      allowance for doubtful accounts                                   169,284      161,469
   Inventories                                                           16,758       18,285
   Prepaid expenses                                                       6,032        6,596
   Other current assets                                                   3,209        3,015
                                                                     ----------   ----------
            Total current assets                                        203,966      196,805

Furniture, equipment and leasehold
   improvements, at cost                                                 34,397       30,627
      Less accumulated depreciation and amortization                     12,913       11,440
                                                                     ----------   ----------
                                                                         21,484       19,187
Other assets, consisting primarily of goodwill, net of accumulated
   amortization ($3,647 at July 31 and $2,858 at April 30)               54,010       54,449
                                                                     ----------   ----------
                                                                     $  279,460   $  270,441
                                                                     ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                              $    6,188   $    6,000
   Trade accounts payable                                               141,017      145,260
   Other current liabilities                                             17,158       13,872
                                                                     ----------   ----------
            Total current liabilities                                   164,363      165,132

Long-term debt, less current maturities                                  40,816       31,370

Shareholders' equity
   Preferred stock, par value $.01;
      authorized, 1,000,000 shares; issued
      and outstanding, none                                                  --           --
   Common stock, par value $.01;
      authorized, 20,000,000 shares; issued
      4,369,607 shares at July 31 and
      4,363,523 shares at April 30                                           44           44
   Additional paid-in capital                                            39,111       39,040
   Retained earnings                                                     35,672       35,401
                                                                     ----------   ----------
                                                                         74,827       74,485
   Less treasury stock at cost; 34,311 shares                               546          546
                                                                     ----------   ----------
            Total shareholders' equity                                   74,281       73,939
                                                                     ----------   ----------
                                                                     $  279,460   $  270,441
                                                                     ==========   ==========

                See notes to consolidated financial statements.

                   SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                Three Months Ended
                                              -----------------------
                                               July 31,      June 30,
                                                 1997         1996
                                              ----------   ----------
Net sales                                     $  211,958   $  160,879
Cost of sales                                    188,246      142,205
                                              ----------   ----------
          Gross margin                            23,712       18,674

Selling, general and
     administrative expenses                      19,365       17,609
Depreciation and amortization expense              2,264        1,320
                                              ----------   ----------
          Operating income (loss)                  2,083         (255)

Interest expense, net                                918          107
                                              ----------   ----------

          Income (loss) before income taxes        1,165         (362)

Income tax expense (benefit)                         624         (106)
                                              ----------   ----------

          Net income (loss)                   $      541   $     (256)
                                              ==========   ==========

Earnings (loss) per share                     $     0.12   $    (0.06)
                                              ==========   ==========

Weighted average shares
      outstanding                                  4,341        4,288
                                              ==========   ==========


                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                             Three Months Ended
                                                          ------------------------
                                                           July 31,      June 30,
                                                             1997          1996
                                                          ----------    ----------
Operating activities
      Net income (loss)                                   $      541    $     (256)
      Adjustments to reconcile net income (loss) to
         net cash used in operating activities
            Provision for bad debts                              430           525
            Depreciation and amortization                      2,264         1,320
            Changes in operating assets and liabilities
               Trade accounts receivable                      (8,646)      (43,958)
               Inventories                                     1,536        (5,548)
               Prepaid expenses
                  and other assets                               204          (975)
               Trade accounts payable and
                  other current liabilities                     (654)       39,678
                                                          ----------    ----------
      Net cash used in operating activities                   (4,325)       (9,214)
                                                          ----------    ----------

Investing activities
      Sales of short-term investments, net                        --         8,407
      Purchase of furniture, equipment and
         leasehold improvements                               (3,800)       (3,770)
      Purchase of subsidiaries, net of cash acquired              --       (43,277)
                                                          ----------    ----------
      Net cash used in investing activities                   (3,800)      (38,640)
                                                          ----------    ----------

Financing activities
      Borrowings on long-term debt                            99,239        30,000
      Repayments of long-term debt                           (89,640)           --
      Other                                                      143           113
                                                          ----------    ----------
      Net cash provided by financing activities                9,742        30,113
                                                          ----------    ----------

Effect of exchange rate changes on cash                         (374)          (43)
                                                          ----------    ----------

Increase (decrease) in cash and cash equivalents               1,243       (17,784)
Cash and cash equivalents at beginning of period               7,440        28,123
                                                          ----------    ----------
Cash and cash equivalents at end of period                $    8,683    $   10,339
                                                          ==========    ==========

Supplemental disclosure of cash paid
   during the period
      Income taxes                                        $       42    $      177
      Interest                                                   298           293



                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three months ended July 31, 1997
                                  (Unaudited)


NOTE A  -  BASIS  OF  PRESENTATION AND ACCOUNTING POLICIES

The accompanying financial statements include the accounts of Software Spectrum, Inc. (the "Company") and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

In 1997, the Company changed its fiscal year-end from March 31 to April 30. Recasting the quarterly financial information for fiscal 1997 is not cost justified. Accordingly, the Company has elected to present comparative information for the quarter ended June 30, 1996, as allowed under the transition reporting rules of the Securities and Exchange Commission. The Company does not have seasonal trends that would impact the comparability of the quarters presented.

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of July 31, 1997, and the consolidated results of operations and cash flows for the three months ended July 31, 1997 and June 30, 1996 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Historically, the Company has recognized maintenance revenue ratably over the terms of the related contracts. While the contracts provide for cancellation by the customer, the Company has experienced limited refunds of maintenance payments. Therefore, since the Company has no material costs associated with future performance under these contracts, beginning in fiscal 1998, the Company began recognizing this revenue when invoiced. The cumulative impact of this policy change and the impact of the change on the July 1997 quarter were not material.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended April 30, 1997, included in the Company's 1997 Annual Report on Form 10-K.

NOTE B  -  BUSINESS ACQUISITION

On May 13, 1996, the Company acquired certain operating assets of the corporate, government, and educational ("CGE") division of Egghead, Inc. for approximately $45 million in cash. The acquisition has been accounted for using the purchase method of accounting.

The operating results of the acquired business have been included in the consolidated statements of operations from the date of acquisition. Unaudited pro forma summary consolidated results of operations of the Company and the CGE division for the quarter ended June 30, 1996 as if the acquisition had occurred at April 1, 1996 are approximately: net sales of $200,000,000, net loss of $600,000 and loss per share of $.14. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of this date or of results which may occur in the future.

                   SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)


                                            One
                                        Month Ended
                                        January 31,
                                            1997
                                        ----------
Net sales                               $   41,242
Cost of sales                               35,185
                                        ----------
          Gross margin                       6,057

Selling, general and
     administrative expenses                 7,319
Depreciation and amortization expense          650
                                        ----------
          Operating loss                    (1,912)

Interest expense, net                          219
                                        ----------

          Loss before income taxes          (2,131)

Income tax benefit                            (648)
                                        ----------

          Net loss                      $   (1,483)
                                        ==========

Loss per share                          $    (0.34)
                                        ==========

Weighted average shares
      outstanding                            4,325
                                        ==========


         This financial Statement is presented in accordance with the transition rules in Regulation 13A of the Securities Exchange Act.

                   SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                               One
                                                           Month Ended
                                                           January 31,
                                                               1997
                                                           ----------
Operating activities
      Net loss                                             $   (1,483)
      Adjustments to reconcile net loss to
         net cash provided by operating activities
            Provision for bad debts                                51
            Depreciation and amortization                         650
            Changes in operating assets and liabilities
               Trade accounts receivable                       44,947
               Inventories                                     (4,980)
               Prepaid expenses
                  and other assets                                377
               Trade accounts payable and
                  other current liabilities                   (31,879)
                                                           ----------

               Net cash provided by operating activities        7,683
                                                           ----------

Investing activities
      Purchase of furniture, equipment and
         leasehold improvements                                  (496)
                                                           ----------

               Net cash used in investing activities             (496)
                                                           ----------

Financing activities
      Borrowings on long-term debt                             11,727
      Repayments of long-term debt                            (11,113)
      Other                                                       181
                                                           ----------

               Net cash provided by financing activities          795
                                                           ----------

Increase in cash and cash equivalents                           7,982

Cash and cash equivalents at beginning of period                5,407
                                                           ----------

Cash and cash equivalents at end of period                 $   13,389
                                                           ==========

Supplemental disclosure of cash paid
   during the period
      Income taxes                                         $        5
      Interest                                                    100




          This financial Statement is presented in accordance with the transition rules in Regulation 13A of the Securities Exchange Act.

ITEM 2. MANAGEMENT 'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

The Company's revenues are derived primarily from the sale of PC software products and technology services in North America, Europe and the Asia/Pacific region. The Company also sells peripheral and hardware products in the Asia/Pacific region.

The Company sells PC software applications through volume license and maintenance ("VLM") agreements, or right to copy arrangements, and full-packaged PC software products. With the continued increase in sales of software applications through VLM agreements, the third month of each calendar quarter has come to represent close to 50% of the Company's sales volume in recent quarters. In 1997, the Company changed its fiscal year-end from March 31 to April 30 in order to better match the Company's fiscal year- and quarter-ends with its business cycles.

Due to the cost and administrative difficulty involved, the Company has elected not to recast its quarterly financial information for fiscal 1997. Accordingly, this discussion focuses on the quarters ended July 31, 1997 and June 30, 1996. The Company does not have seasonal trends that would impact the comparability of the quarters presented.

The following table sets forth, for each of the periods indicated, consolidated statement of operations data expressed as a percentage of net sales for the period specified.



                                         Percentage of Net
                                             Sales for
                                         Three Months Ended
                                         ------------------
                                          July 31,  June 30,
                                            1997      1996
                                          ------    ------
Net sales                                  100.0%    100.0%
Cost of sales                               88.8      88.4
                                          ------    ------
      Gross margin                          11.2      11.6
Selling, general and
   administrative expenses                   9.1      10.9
Depreciation and amortization                1.1       0.8
                                          ------    ------
      Operating income (loss)                1.0      (0.1)
Interest expense, net                        0.4       0.1
                                          ------    ------
      Income (loss) before income taxes      0.6      (0.2)
Income tax expense (benefit)                 0.3      (0.1)
                                          ------    ------
      Net income (loss)                      0.3%     (0.1)%
                                          ======    ======

NET SALES:

Increases in the Company's sales of software and technology services have resulted from the Company's market share growth and geographic expansion. The increases also reflect overall growth in the software and technology services industries.

For the quarter ended July 31, 1997, net sales increased by 32% over net sales for the quarter ended June 30, 1996, reflecting the impact of the May 1996 acquisition of certain operating assets of the corporate, government and educational ("CGE") division of Egghead, Inc. With the CGE acquisition, the Company significantly increased its market presence in North America. For the quarter ended June 30, 1996, the pro forma combined sales of the Company and the CGE division were $200 million.

For the quarter ended July 31, 1997, sales of PC software increased 29% over sales for the quarter ended June 30, 1996. The Company serves as a designated service provider for VLM agreements which are frequently used by customers seeking to standardize desktop software applications and, consequently, may involve significant quantities of unit sales for each customer at lower per unit prices than full-packaged software products. The increased popularity of VLM agreements has contributed to the increase in unit volume sales, as well as the reduction in average unit prices of desktop software in recent years. Sales of software through VLM agreements represented approximately 68% and 50% of sales for the quarters ended July 31, 1997 and June 30, 1996, respectively.

For the quarter ended July 31, 1997, revenue from technology services provided through the Company's Technology Services Group increased by 93% as compared to the quarter ended June 30, 1996. As of July 31, 1997, the Company had increased the number of its technology services offices to 25 world-wide locations. Because fee-based services revenue has grown from a relatively small base, as compared to the Company's sales of PC software, fee-based services continued to represent approximately 5% of the Company's overall sales while representing approximately 20% of the Company's gross margin for the quarter ended July 31, 1997. Improvements in the contribution to overhead have occurred in the Company's maturing consulting sites and expanding Technology Support Center, which provides fee-based telephone support on behalf of software publishers and corporate customers. The Company anticipates that as more consulting offices mature over time, their contribution to overhead should increase and the Technology Services Group's impact on the Company's consolidated operating results will improve.

The Company believes future increases in sales will depend upon the Company's ability to maintain and increase its customer base, to continue to increase its market share, to develop and expand its technology services and to capitalize on continued growth in desktop technology markets around the world.

INTERNATIONAL OPERATIONS:

For the three months ended July 31, 1997, sales outside of the United States increased 13% to $30 million, as compared to $26 million for the quarter ended June 30, 1996.

For the July 31, 1997 quarter, the Company continued to see sequential quarterly improvement in its operating results in Asia/Pacific as its cost reduction efforts continued to have the desired impact of reducing operating costs in the region. The Company's operating loss in Asia/Pacific was $600,000, reflecting a reduction from the operating loss of $1.1 million in the April 1997 quarter. The recently installed information systems in the Asia/Pacific region became fully operational in the July quarter, allowing the Company to complete its consolidation efforts into its centralized operations center in Sydney. In addition, the Company closed its Technology Services Group office in Singapore during the July quarter. For the June 30, 1996 quarter, the Company realized an operating loss in Asia/Pacific of $100,000.

For the three months ended July 31, 1997, fluctuations in foreign currencies against the U.S. dollar did not have a material effect on the Company's financial results.

GROSS MARGIN:

Overall gross margin as a percentage of net sales was 11.2% and 11.6% for the quarters ended July 31, 1997 and June 30, 1996, respectively. The decline in overall gross margin as a percentage of sales reflects the decline in gross margin on the sale of PC software, discussed below, as well as changes in the Company's sales mix.

For the quarter ended July 31, 1997, gross margin on the sale of PC software declined to 9.3%, as compared to 10.1% for the quarter ended June 30, 1996. For the quarter ended July 31, 1997, the percentage of sales of software through VLM agreements significantly increased to approximately 68% of net sales, compared to 50% of net sales in the June 1996 quarter. The Company generally realizes lower gross margins on sales of software through VLM agreements, as compared to sales of full-packaged software products. The decline in software margins in 1997 was partially offset by growth in revenue from fee-based services. The contribution from these services in the quarter ended July 31, 1997 represented approximately 20% of overall gross margin, an increase from approximately 16% of gross margin for the June 1996 quarter.

The Company believes that gross margin percents on sales of software may continue to decline if the volume of software product sales by the Company through VLM agreements continues to increase or if publishers respond to continued market pressures by reducing financial incentives available to resellers. The Company believes that this potential decrease in product gross margin percents may be partially offset by anticipated increases in revenue from its technology services which traditionally have had much higher gross margins than sales of product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses include the costs of the Company's sales and marketing organization and purchasing, distribution and administration costs. The Company incurs a significant amount of marketing and advertising costs based upon available advertising and cooperative marketing funds received from software publishers. These funds are offset against related selling, general and administrative expenses. For the quarter ended July 31, 1997, selling, general and administrative expenses, as a percentage of net sales, decreased to 9.1%, compared to 10.9% for the quarter ended June 30, 1996. Selling, general and administrative expenses in 1996 include certain transition costs primarily associated with the CGE acquisition, including temporary staffing, travel expense and costs associated with systems implementation, totaling approximately $1.8 million. Ignoring these identified transition costs, selling, general and administrative expenses as a percentage of sales would have been 9.8% for the June 30, 1996 quarter. The remaining decline in selling, general and administrative expenses as a percentage of sales is primarily due to the Company's efforts to reduce its operating costs and realize operating efficiencies in its product business as a result of the Company's larger size.

DEPRECIATION AND AMORTIZATION:

The increase in depreciation and amortization for the quarter ended July 31, 1997, as compared to June 30, 1996, reflects additional depreciation on the higher level of fixed assets in the July 1997 quarter and amortization of goodwill recorded in connection with the Company's CGE acquisition. Most of the purchase price for this acquisition represents goodwill which the Company began amortizing over a 20-year period in the June 1996 quarter.

INCOME TAX EXPENSE (BENEFIT):

The Company's effective tax rate for the quarter ended July 31, 1997 was approximately 54%, as compared to approximately 29% in the June 1996 quarter. This increase in the Company's effective tax rate reflects the impact of its operations in foreign countries and state and local taxes in the United States.

LIQUIDITY AND FINANCIAL CONDITION:

At July 31, 1997, the Company had approximately $8.7 million in cash and cash equivalents and had $28.5 million outstanding under its term loan and $18.5 million outstanding under its $60 million revolving credit line. The term loan and credit line are secured by accounts receivable and inventory and a pledge of the stock of the Company's domestic and foreign subsidiaries. The principal amount of the term loan is due in quarterly installments through March 2001, increasing from $1.5 million to $2.25 million. The revolving credit line expires in May 1999.

The increase in trade accounts receivable from April 30, 1997 to July 31, 1997, reflects the increase in net sales for the period ended July 31, 1997. At July 31, 1997 and April 30, 1997, accounts receivable represented approximately 71 and 75 days of historical sales, respectively. The Company generally carries inventory adequate to meet product sales levels for a period of approximately one month.

For the quarter ended July 31, 1997, the Company used $4 million of cash in its operations compared to $9 million of cash used in operations in the June 30, 1996 quarter. The decrease in cash used in operations reflects the Company's improved profitability. In addition, for the quarter ended June 30, 1996, the Company used a higher level of cash in its operations as it financed the growth in its receivables resulting from increased sales following the CGE acquisition.

The increase in furniture, equipment and leasehold improvements at July 31, 1997 reflects approximately $3.8 million of capital expenditures related to the ongoing upgrade of the Company's computer systems and expansion of its operations centers in Garland, Texas and Dublin, Ireland.

The Company expects that its cash requirements for fiscal 1998 will be satisfied from cash flow from operations and borrowings under its credit facility.

On September 8, 1997, the Company announced the adoption of a Stock Repurchase Plan. Under the Stock Repurchase Plan, the Company may purchase up to $2.5 million of the Company's Common Stock from time to time in the open market or through privately negotiated transactions. The Company will fund any purchasing with cash or borrowings under the Company's credit facility. In connection with the implementation of the Stock Repurchase Plan, the Company entered into a limited waiver agreement with Private Capital Management, Inc. (PCM) pursuant to which PCM would not be deemed to be an acquiring person under the Company's Shareholder Rights Agreement solely by reason of repurchases occurring under the Stock Repurchase Plan. At July 31, 1997, PCM beneficially owned 19.9% of the Company's common stock.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

This Management's Discussion and Analysis of Financial Condition includes certain forward-looking statements of the Company including future market trends, estimates regarding the economy and the software industry in general and key performance indicators which impact the Company. In developing any forward-looking statements, the Company makes a number of assumptions including expectations for continued market growth, anticipated revenue and gross margin levels, and cost savings and efficiencies. If the industry's or the Company's performance differs materially from these assumptions or estimates, Software Spectrum's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company's Form 10-K for the April 30, 1997 fiscal year contains certain cautionary statements that identify factors that could cause the Company's actual results to differ materially from those in the forward looking statements in this discussion.

INFLATION:

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits:

Exhibit 10.1 -  Limited Waiver Agreement dated July 31, 1997, between Software
                Spectrum, Inc. and Private Capital Management, Inc.

Exhibit 11.1 -  Computation of Primary Earnings (Loss) Per Share

Exhibit 11.2 -  Computation of Fully-Diluted Earnings (Loss) Per Share

Exhibit 18   -  Letter of Preferability regarding Change in Accounting Policy

Exhibit 27   -  Financial Data Schedule

 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the three-month period ended July 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOFTWARE SPECTRUM, INC.


Date:    September 15, 1997             By: /s/ Deborah A. Nugent
                                            -----------------------------------
                                            Deborah A. Nugent, Vice President
                                             of Finance
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)

                                 EXHIBIT INDEX

                                                                                 Sequentially
                                                                                   Numbered
                                                                                    Pages
Exhibit 10.1          Limited Waiver Agreement dated July 31, 1997,
                      between Software Spectrum, Inc. and Private
                      Capital Management, Inc.

Exhibit 11.1          Computation of Primary Earnings (Loss) Per Share

Exhibit 11.2          Computation of Fully Diluted Earnings (Loss) Per Share

Exhibit 18            Letter of Preferability regarding Change in Accounting
                      Policy

Exhibit 27            Financial Data Schedule