Form 10-Q
period 1997-10-31
SOFTWARE SPECTRUM INC
filed 1997-12-15
CIK 875173

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    October 31, 1997          .
                              ----------------------------------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              --------------------------------------------------

Commission file number 0-19349
                       -------

                            SOFTWARE SPECTRUM,  INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Texas                                          75-1878002
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S.  Employer/Identification No.)
incorporation or organization)


                     2140 Merritt Drive, Garland, Texas  75041
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

Yes    X     No
    --------   --------

At December 8, 1997, the Registrant had outstanding 4,312,928 shares of its common stock, par value $.01 per share.

                   SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION                                                                      3

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets-
                     October 31, 1997 and April 30, 1997                                            4

                     Consolidated Statements of Operations-
                     Three and Six Months Ended October 31, 1997
                     and September 30, 1996                                                         5

                     Consolidated Statements of Cash Flows-
                     Six Months Ended October 31, 1997 and
                     September 30, 1996                                                             6

                     Notes to Consolidated Financial Statements                                     7

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                  9

PART II - OTHER INFORMATION                                                                        15

         Item 4.     Submission of Matters to a Vote of Security Holders                           16

         Item 6.     Exhibits and Reports on Form 8-K                                              16


SIGNATURES                                                                                         17

                       PART I  -  FINANCIAL INFORMATION

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               October 31,                April 30,
                                                                                   1997                     1997
                                                                              --------------          --------------
ASSETS                                                                         (Unaudited)

Current assets
   Cash and cash equivalents                                                  $       3,317           $       7,440
   Trade accounts receivable, net of
      allowance for doubtful accounts                                               157,583                 161,469
   Inventories                                                                       13,791                  18,285
   Prepaid expenses                                                                   3,691                   6,596
   Other current assets                                                               1,047                   3,015
                                                                              -------------           -------------
            Total current assets                                                    179,429                 196,805

Furniture, equipment and leasehold
   improvements, at cost                                                             35,581                  30,627
      Less accumulated depreciation and amortization                                 14,430                  11,440
                                                                              -------------           -------------
                                                                                     21,151                  19,187
Other assets, consisting primarily of goodwill, net of accumulated
   amortization ($4,432 at October 31 and $2,858 at April 30)                        52,959                  54,449
                                                                              -------------           -------------
                                                                              $     253,539           $     270,441
                                                                              =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                       $       6,375           $       6,000
   Trade accounts payable                                                           123,354                 145,260
   Other current liabilities                                                         12,767                  13,872
                                                                              -------------           -------------
            Total current liabilities                                               142,496                 165,132

Long-term debt, less current maturities                                              36,733                  31,370

Shareholders' equity
   Preferred stock, par value $.01;
      authorized, 1,000,000 shares; issued
      and outstanding, none                                                              --                      --
   Common stock, par value $.01;
      authorized, 20,000,000 shares; issued
      4,379,303 shares at October 31 and
      4,363,523 shares at April 30                                                       44                      44
   Additional paid-in capital                                                        39,251                  39,040
   Retained earnings                                                                 37,448                  36,278
   Cumulative foreign currency adjustments                                           (1,524)                   (877)
                                                                              -------------           -------------
                                                                                     75,219                  74,485
   Less treasury stock, at cost; 54,311 shares at October 31
     and 34,311 shares at April 30                                                      909                     546
                                                                              -------------           -------------
            Total shareholders' equity                                               74,310                  73,939
                                                                              -------------           -------------
                                                                              $     253,539           $     270,441
                                                                              =============           =============

                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                               Three Months Ended         Six Months Ended
                                            ------------------------- -------------------------
                                            October 31, September 30, October 31, September 30,
                                                1997        1996          1997        1996
                                            ----------- ------------- ----------- -------------

Net sales                                     $ 195,025   $ 181,891    $ 406,983   $ 342,770
Cost of sales                                   171,296     159,938      359,542     302,143
                                              ---------   ---------    ---------   ---------
          Gross margin                           23,729      21,953       47,441      40,627

Selling, general and
     administrative expenses                     18,942      20,236       38,307      37,845
Depreciation and amortization expense             2,397       1,844        4,661       3,164
                                              ---------   ---------    ---------   ---------
          Operating income (loss)                 2,390        (127)       4,473        (382)

Interest expense, net                               947         673        1,865         780
                                              ---------   ---------    ---------   ---------
          Income (loss) before income taxes       1,443        (800)       2,608      (1,162)

Income tax expense (benefit)                        815        (267)       1,439        (373)
                                              ---------   ---------    ---------   ---------
          Net income (loss)                   $     628   $    (533)   $   1,169   $    (789)
                                              =========   =========    =========   =========

Earnings (loss) per share                     $    0.14   $   (0.12)   $    0.27   $   (0.18)
                                              =========   =========    =========   =========

Weighted average shares
      outstanding                                 4,388       4,288        4,365       4,276
                                              =========   =========    =========   =========

                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                              Six Months Ended
                                                          --------------------------
                                                          October 31,  September 30,
                                                             1997          1996
                                                          -----------  -------------

Operating activities
       Net income (loss)                                   $   1,169    $    (789)
       Adjustments to reconcile net income (loss) to
          net cash used in operating activities
             Provision for bad debts                             715          937
             Depreciation and amortization                     4,661        3,164
             Deferred income taxes                               632         (708)
             Changes in operating assets and liabilities
                Trade accounts receivable                      2,622      (58,001)
                Inventories                                    4,470       (2,927)
                Prepaid expenses
                   and other assets                            3,575          735
                Trade accounts payable and
                   other current liabilities                 (22,199)      34,887
                                                           ---------    ---------
       Net cash used in operating activities                  (4,355)     (22,702)
                                                           ---------    ---------

Investing activities
       Sales of short-term investments, net                       --        8,407
       Purchase of furniture, equipment and
          leasehold improvements                              (5,224)      (6,850)
       Purchase of subsidiaries, net of cash acquired             --      (44,163)
                                                           ---------    ---------
       Net cash used in investing activities                  (5,224)     (42,606)
                                                           ---------    ---------

Financing activities
       Repayments of long-term debt                         (167,890)     (23,200)
       Borrowings on long-term debt                          173,559       66,424
       Proceeds from stock issuance including tax
          benefit related to stock options exercised             211        1,074
       Other                                                    (424)         (16)
                                                           ---------    ---------
       Net cash provided by financing activities               5,456       44,282
                                                           ---------    ---------

Decrease in cash and cash equivalents                         (4,123)     (21,026)
Cash and cash equivalents at beginning of period               7,440       28,123
                                                           ---------    ---------
Cash and cash equivalents at end of period                 $   3,317    $   7,097
                                                           =========    =========

Supplemental disclosure of cash paid
   during the period
      Income taxes                                         $     113    $     671
      Interest                                                 2,143          868

                 See notes to consolidated financial statements.

                   SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Six months ended October 31, 1997
                                  (Unaudited)


NOTE A  -  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying financial statements include the accounts of Software Spectrum, Inc. (the "Company") and its wholly- owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

In 1997, the Company changed its fiscal year-end from March 31 to April 30. Recasting the quarterly financial information for fiscal 1997 is not cost justified. Accordingly, the Company has elected to present comparative information for the three and six months ended September 30, 1996, as allowed under the transition reporting rules of the Securities and Exchange Commission. The Company does not have seasonal trends that would impact the comparability of the quarters presented.

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of October 31, 1997, and the consolidated results of operations for the three and six months ended October 31, 1997 and September 30, 1996 and the consolidated cash flows for the six months ended October 31, 1997 and September 30, 1996 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

On May 13, 1996, the Company acquired certain operating assets of the corporate, government and educational ("CGE") division of Egghead, Inc. for approximately $45 million in cash. The acquisition has been accounted for using the purchase method of accounting.

NOTE B  -  BUSINESS ACQUISITION

The operating results of the acquired business have been included in the consolidated statements of operations from the date of acquisition. Unaudited pro forma summary consolidated results of operations of the Company and the CGE division for the six months ended September 30, 1996 as if the acquisition had occurred at April 1, 1996 are approximately: net sales of $382 million, net loss of $1.1 million and loss per share of $.26. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of this date or of results which may occur in the future.

ITEM 2.  MANAGEMENT 'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW:

The Company's revenues are derived primarily from the sale of PC software products and technology services in North America, Europe and the Asia/Pacific region. The Company also sells peripheral and hardware products in the Asia/Pacific region.

The Company sells PC software applications through volume license and maintenance ("VLM") agreements, or right to copy arrangements, and full-packaged PC software products. With the continued increase in sales of software applications through VLM agreements, the third month of each calendar quarter generally represents from 40% to 50% of the Company's quarterly sales volume. In 1997, the Company changed its fiscal year-end from March 31 to April 30 in order to better match the Company's fiscal year- and quarter-ends with its business cycles.

Due to the cost and administrative difficulty involved, the Company has elected not to recast its quarterly financial information for fiscal 1997.
Accordingly, this discussion focuses on the three and six months ended October 31, 1997 and September 30, 1996. The Company does not have seasonal trends that would impact the comparability of the quarters presented.

The following table sets forth, for each of the periods indicated, consolidated statements of operations data expressed as a percentage of net sales for the period specified.

                                                   Percentage of Net                        Percentage of Net
                                                      Sales for                                 Sales for
                                                  Three Months Ended                         Six Months Ended
                                             --------------------------------         --------------------------------
                                             October 31,        September 30,         October 31,        September 30,
                                                1997                1996                1997                 1996
                                             -----------        -------------         -----------        -------------

Net sales                                      100.0%              100.0%              100.0%               100.0%
Cost of sales                                   87.8                87.9                88.3                 88.1
                                             -----------        -------------         -----------        -------------
      Gross margin                              12.2                12.1                11.7                 11.9
Selling, general and
    administrative expenses                      9.7                11.1                 9.4                 11.1
Depreciation and amortization                    1.3                 1.0                 1.2                  0.9
                                             -----------        -------------         -----------        -------------
      Operating income (loss)                    1.2                 0.0                 1.1                 (0.1)
Interest expense, net                            0.5                 0.4                 0.5                  0.2
                                             -----------        -------------         -----------        -------------
      Income (loss) before income taxes          0.7                (0.4)                0.6                 (0.3)
Income tax expense (benefit)                     0.4                (0.1)                0.3                 (0.1)
                                             -----------        -------------         -----------        -------------
      Net income (loss)                          0.3%               (0.3)%               0.3%                (0.2)%
                                             ===========        =============         ===========        =============

NET SALES:

Increases in the Company's sales of software and technology services have resulted from the Company's market share growth and geographic expansion. The increases also reflect overall growth in the software and technology services industries.

For the three and six months ended October 31, 1997, net sales increased by 7% and 19% respectively, over sales for the three and six months ended September 30, 1996. The increase for the six month period reflects the impact of the May 1996 acquisition of certain operating assets of the corporate, government and educational ("CGE") division of Egghead, Inc. With the CGE acquisition, the Company significantly increased its market presence in North America. For the six months ended September 30, 1996, the pro forma combined sales of the Company and the CGE division were $382 million.

For the three and six months ended October 31, 1997, sales of PC software increased 4% and 16%, respectively, over sales for the three and six months ended September 30, 1996. The Company serves as a designated service provider for VLM agreements which are frequently used by customers seeking to standardize desktop software applications and, consequently, may involve significant quantities of unit sales for each customer at lower per unit prices than full- packaged software products. The increased popularity of VLM agreements has contributed to the increase in unit volume sales, as well as the reduction in average unit prices of desktop software in recent years. Sales of software through VLM agreements represented approximately 65% of sales for the three and six months ended October 31, 1997, as compared to approximately 50% for each of the comparable periods in the prior year.

For the three and six months ended October 31, 1997, revenue from technology services provided through the Company's Technology Services Group increased by approximately 95%, as compared to the three and six months ended September 30, 1996. As of October 31, 1997, the Company had technology services offices in 24 worldwide locations. Because fee-based services revenue has grown from a relatively small base, as compared to the Company's sales of PC software, fee-based services represented 6% of the Company's overall sales; however, such revenue generated 21% of the Company's gross margin dollars, for the six months ended October 31, 1997. The Company's maturing consulting sites and expanding Technology Support Center, which provides fee-based telephone support on behalf of software publishers and corporate customers have continued to provide contributions to offset corporate overhead. The Company anticipates that as more consulting offices mature over time, their contribution to offset corporate overhead should increase and the Technology Services Group's impact on the Company's consolidated operating results should improve.

The Company believes future increases in sales will depend upon the Company's ability to maintain and increase its customer base, to continue to increase its market share, to develop and expand its technology services and to capitalize on continued growth in desktop technology markets around the world.

INTERNATIONAL OPERATIONS:

For the three and six months ended October 31, 1997, sales outside of the United States increased 7% and 10% to $25 million and $55 million, respectively, as compared to $24 million and $50 million for the three and six months ended September 30, 1996.

For the three months ended October 31, 1997, the Company's operating loss in Asia/Pacific was $925,000, reflecting a reduction from the operating loss of $1.6 million realized in the comparable period in the prior year. In recent quarters, the Company has adjusted its Asia/Pacific business model to more closely mirror the lower cost, more centralized structure in the Company's North American operations. Recently installed information systems have allowed the Company to complete its consolidation efforts into its centralized operations center in Sydney. In addition, the Company has reduced expenses by closing smaller, non-profitable offices in the region. For the six months ended October 31, 1997, the Company's operating loss in Asia/Pacific was approximately $1.6 million, in line with the loss realized for the six months ended September 30, 1996.

For the three and six months ended October 31, 1997, fluctuations in foreign currencies against the U.S. dollar did not have a material effect on the Company's financial results.

GROSS MARGIN:

Overall gross margin as a percentage of net sales was 12.2% and 11.7% for the three and six months ended October 31, 1997, respectively, as compared to 12.1% and 11.9% for the comparable periods of the prior year.

For the three and six months ended October 31, 1997, gross margin on the sale of PC software declined to 10.1% and 9.8%, respectively, as compared to 10.8% and 10.5% for the three and six months ended September 30, 1996. For the three and six months ended October 31, 1997, the percentage of sales of software through VLM agreements significantly increased to approximately 65% of net sales, compared to approximately 50% of net sales in each of the comparable periods in the prior year. The Company generally realizes lower gross margin as a percent of sales on sales of software through VLM agreements, as compared to sales of full-packaged software products.

The decline in software margins for the three and six months ended October 31, 1997 was partially offset by growth in revenue from fee-based services which have substantially higher gross margins as a percent of sales than sales of software. The contribution from these services in the three and six months ended October 31, 1997 represented approximately 22% and 21%, respectively, of overall gross margin dollars, an increase from approximately 14% of gross margin dollars for the comparable periods in the prior year.

The Company believes its gross margin percentage on sales of software may continue to decline if the volume of software product sales by the Company through VLM agreements continues to increase or if publishers respond to continued market pressures by reducing financial incentives available to resellers. The Company believes that this potential decrease in product gross margin percentage may be partially offset by anticipated increases in revenue from its technology services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses include the costs of the Company's sales and marketing organization and purchasing, distribution and administration costs. The Company incurs a significant amount of marketing and advertising costs based upon available advertising and cooperative marketing funds received from software publishers. These funds are offset against related selling, general and administrative expenses. For the three and six months ended October 31, 1997, selling, general and administrative expenses, as a percentage of net sales, decreased to 9.7% and 9.4%, respectively, compared to 11.1% for each of the comparable periods in the prior year. Selling, general and administrative expenses in the prior year reflected certain transition costs primarily associated with the CGE acquisition, including temporary staffing, travel expense and costs associated with systems implementation, totaling approximately $1.4 million and $3.2 million for the three and six months ended September 30, 1996. Excluding these identified transition costs, selling, general and administrative expenses as a percentage of sales would have been 10.4% and 10.1% for these periods. The remaining decline in selling, general and administrative expenses as a percentage of net sales is primarily due to the Company's efforts to reduce its operating costs and realize operating efficiencies in its product business as a result of the Company's larger size.

DEPRECIATION AND AMORTIZATION:

The increase in depreciation and amortization for the three and six months ended October 31, 1997, as compared to the corresponding periods in the preceding year, reflects additional depreciation on the higher level of fixed assets and amortization of goodwill recorded in connection with the Company's CGE acquisition. Most of the purchase price for this acquisition represents goodwill which the Company began amortizing over a 20-year period in the June 1996 quarter.

INCOME TAX EXPENSE (BENEFIT):

The Company's effective tax rate for the three and six months ended October 31, 1997 was approximately 56% and 55%, respectively, as compared to approximately 33% and 32% in the comparable periods in the prior year. This increase in the Company's effective tax rate reflects the impact of its operations in foreign countries and state and local taxes in the United States.

LIQUIDITY AND FINANCIAL CONDITION:

At October 31, 1997, the Company had approximately $3.3 million in cash and cash equivalents and had $27 million outstanding under its term loan and $16 million outstanding under its $60 million revolving credit line. The term loan and credit line are secured by accounts receivable and inventory and a pledge of the stock of the Company's domestic and foreign subsidiaries. The principal amount of the term loan is due in quarterly installments through March 2001, increasing from $1.5 million to $2.25 million. The revolving credit line expires in May 1999.

On September 8, 1997, the Company announced the adoption of a Stock Repurchase Plan. Under the Stock Repurchase Plan, the Company may purchase up to $2.5 million of the Company's Common Stock from time to time in the open market or through privately negotiated transactions. The Company will fund any purchases with cash or borrowings under the Company's credit facility. In connection with its credit agreement, the Company may expend the greater of $500,000 or 50% of excess cash flow, as defined in the Company's credit agreement, each quarter through April 30, 1998, to fund stock repurchases and dividends. Thereafter, the Company may expend 50% of excess cash flow to fund stock repurchases and dividends. As of December 8, 1997, the Company had repurchased 35,000 shares of Common Stock under the Stock Repurchase Plan for total expenditures of approximately $575,000.

The decrease in trade accounts receivable from April 30, 1997 to October 31, 1997, reflects the results of the Company's continued focus on collection efforts. At October 31, 1997, accounts receivable represented approximately 70 days of sales, a reduction from 75 days of sales outstanding at April 30, 1997. The Company generally carries inventory adequate to meet product sales levels for a period of less than one month. The decrease in trade accounts payable from April 30, 1997 to October 31, 1997 corresponds to the decline in inventory and reflects a reduction in the number of days of purchases outstanding.

For the six months ended October 31, 1997, the Company used $4.4 million of cash in its operations compared to $22.7 million of cash used in operations in the six months ended September 30, 1996. The decrease in cash used in operations reflects the Company's improved profitability. In addition, for the six months ended September 30, 1996, the Company used a higher level of cash in its operations as it financed the growth in its receivables resulting from increased sales following the CGE acquisition.

The increase in furniture, equipment and leasehold improvements at October 31, 1997 reflects approximately $5.2 million of capital expenditures related to the ongoing upgrade of the Company's computer systems and the recent expansion of its operations centers in Garland, Texas and Dublin, Ireland.

The Company expects that its cash requirements for the remainder of the fiscal year will be satisfied from cash flow from operations and borrowings under its credit facility.

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

                        PART  II  -  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 18, 1997, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, Judy Sims and Frank Tindle were re-elected as directors to serve three-year terms expiring at the Company's Annual Meeting of Shareholders to be held in the year 2000.

         A total of 3,483,019 shares of common stock were voted for the re-election of Judy Sims and 20,512 shares of common stock abstained from such vote. A total of 3,483,219 shares of common stock were voted for the re-election of Frank Tindle and 20,312 shares of common stock abstained from such vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits:    Exhibit 10.1 -    Sixth Amendment to Credit
                                                Agreement dated October 31,
                                                1997 among the Company, Texas
                                                Commerce Bank, National
                                                Association, as Agent, and other
                                                participating financial
                                                institutions
                              Exhibit 11.1 -    Computation of Primary Earnings
                                                (Loss) Per Share
                              Exhibit 11.2 -    Computation of Fully-Diluted
                                                Earnings (Loss) Per Share
                              Exhibit 27    -   Financial Data Schedule

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the three-month period ended October 31, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SOFTWARE  SPECTRUM,  INC.




Date: December 15, 1997        By: /s/ Deborah A. Nugent
                                  --------------------------------------------

                                  Deborah A. Nugent, Vice President of Finance
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)

                                 EXHIBIT INDEX

                                                                                               Sequentially
                                                                                                Numbered
                                                                                                   Pages
                                                                                               ------------
Exhibit 10.1         Sixth Amendment to Credit Agreement dated October 31, 1997 among the Company,
                     Texas Commerce Bank, National Association, as Agent, and other participating financial institutions

Exhibit 11.1         Computation of Primary Earnings (Loss) Per Share

Exhibit 11.2         Computation of Fully Diluted Earnings (Loss) Per Share

Exhibit 27           Financial Data Schedule