Form 10-Q
period 1998-01-31
SOFTWARE SPECTRUM INC
filed 1998-03-17
CIK 875173

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        January 31, 1998
                               ------------------------------
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------

                       Commission file number 0-19349
                                              -------

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

                               (972) 840-6600
            (Registrant's telephone number, including area code)

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

At March 13, 1998, the Registrant had outstanding 4,300,769 shares of its common stock, par value $.01 per share.

                  SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

                                   INDEX

                                                                    Page No.
                                                                    --------
PART I - FINANCIAL INFORMATION                                         3

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets-
              January 31, 1998 and April 30, 1997                      4

              Consolidated Statements of Earnings
              Three and Nine Months Ended January 31, 1998
              and December 31, 1996                                    5

              Consolidated Statements of Cash Flows-
              Nine Months Ended January 31, 1998 and
              December 31, 1996                                        6

              Notes to Consolidated Financial Statements               7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations           10

PART II - OTHER INFORMATION                                           16

     Item 6.   Exhibits and Reports on Form 8-K                       17

SIGNATURES                                                            18

                       PART I - FINANCIAL INFORMATION

                   SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                             January 31,        April 30,
                                                                                1998              1997
                                                                              --------          --------
ASSETS                                                                       (Unaudited)

Current assets
   Cash and cash equivalents                                                  $ 11,361          $  7,440
   Trade accounts receivable, net of
      allowance for doubtful accounts                                          166,983           161,469
   Inventories                                                                   8,169            18,285
   Prepaid expenses                                                              3,623             6,596
   Other current assets                                                          1,048             3,015
                                                                              --------          --------
            Total current assets                                               191,184           196,805

Furniture, equipment and leasehold
   improvements, at cost                                                        36,424            30,627
      Less accumulated depreciation and amortization                            16,081            11,440
                                                                              --------          --------
                                                                                20,343            19,187
Other assets, consisting primarily of goodwill, net of accumulated
   amortization ($5,236 at January 31 and $2,858 at April 30)                   52,263            54,449
                                                                              --------          --------
                                                                              $263,790          $270,441
                                                                              --------          --------
                                                                              --------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                       $  6,563          $  6,000
   Trade accounts payable                                                      141,648           145,260
   Other current liabilities                                                    13,353            13,872
                                                                              --------          --------
            Total current liabilities                                          161,564           165,132

Long-term debt, less current maturities                                         26,948            31,370

Shareholders' equity
   Preferred stock, par value $.01;
      authorized, 1,000,000 shares; issued
      and outstanding, none                                                         --                --
   Common stock, par value $.01;
      authorized, 20,000,000 shares; issued,
      4,388,878 shares at January 31 and
      4,363,523 shares at April 30                                                  44                44
   Additional paid-in capital                                                   39,357            39,040
   Retained earnings                                                            39,386            36,278
   Cumulative foreign currency adjustments                                      (2,101)             (877)
                                                                              --------          --------
                                                                                76,686            74,485
   Less treasury stock, at cost; 92,111 shares at January 31
     and 34,311 shares at April 30                                               1,408               546
                                                                              --------          --------
            Total shareholders' equity                                          75,278            73,939
                                                                              --------          --------
                                                                              $263,790          $270,441
                                                                              --------          --------
                                                                              --------          --------

                See notes to consolidated financial statements.

                  SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)

                                                           Three Months Ended            Nine Months Ended
                                                       ---------------------------   --------------------------
                                                       January 31,   December 31,    January 31,   December 31,
                                                          1998          1996            1998           1996
                                                       -----------   ------------    ----------    ------------
Net sales                                               $246,595       $239,834       $653,578       $582,604
Cost of sales                                            219,518        213,039        579,060        515,182
                                                        --------       --------       --------      ---------
          Gross margin                                    27,077         26,795         74,518         67,422

Selling, general and
     administrative expenses                              20,671         22,464         58,978         60,310
Depreciation and amortization expense                      2,488          2,086          7,149          5,250
                                                        --------       --------       --------      ---------
          Operating income                                 3,918          2,245          8,391          1,862

Interest expense, net                                        813            735          2,678          1,515
                                                        --------       --------       --------      ---------

          Income before income taxes                       3,105          1,510          5,713            347

Income tax expense                                         1,167            677          2,606            303
                                                        --------       --------       --------      ---------

          Net income                                    $  1,938       $    833       $  3,107      $      44
                                                        --------       --------       --------      ---------
                                                        --------       --------       --------      ---------
Earnings per share
          Basic                                         $   0.45       $   0.19       $   0.72      $    0.01
                                                        --------       --------       --------      ---------
                                                        --------       --------       --------      ---------
          Diluted                                       $   0.45       $   0.19       $   0.71      $    0.01
                                                        --------       --------       --------      ---------
                                                        --------       --------       --------      ---------

Weighted average shares outstanding
          Basic                                            4,306          4,318          4,323          4,290
                                                        --------       --------       --------      ---------
                                                        --------       --------       --------      ---------
          Diluted                                          4,312          4,463          4,347          4,401
                                                        --------       --------       --------      ---------
                                                        --------       --------       --------      ---------

                 See notes to consolidated financial statements.

                      SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (Unaudited)

                                                                   Nine Months Ended
                                                              ---------------------------
                                                              January 31,    December 31,
                                                                  1998           1996
                                                              -----------    ------------
Operating activities
   Net income                                                 $    3,107      $       44
   Adjustments to reconcile net income to
      net cash provided by (used in) operating activities
         Provision for bad debts                                   1,477           1,332
         Depreciation and amortization                             7,149           5,250
         Deferred income taxes                                       380          (1,580)
         Changes in operating assets and liabilities
            Trade accounts receivable                             (8,676)       (121,240)
            Inventories                                           10,087          (7,186)
            Prepaid expenses and other assets                      3,349           3,614
            Trade accounts payable and
               other current liabilities                          (2,474)        105,425
                                                              ----------      ----------
   Net cash provided by (used in) operating activities            14,399         (14,341)
                                                              ----------      ----------
Investing activities
   Sales of short-term investments, net                               --           8,407
   Purchase of furniture, equipment and
      leasehold improvements                                      (6,273)        (10,592)
   Purchase of subsidiaries, net of cash acquired                     --         (44,163)
                                                              ----------      ----------
   Net cash used in investing activities                          (6,273)        (46,348)
                                                              ----------      ----------
Financing activities
   Repayments of long-term debt                                 (237,975)       (108,900)
   Borrowings on long-term debt                                  234,028         145,584
   Proceeds from stock issuance including tax
      benefit related to stock options exercised                     318           1,266
   Purchase of treasury stock                                       (862)             (8)
   Other                                                             286              31
                                                              ----------      ----------
   Net cash provided by (used in) financing activities            (4,205)         37,973
                                                              ----------      ----------
Increase (decrease) in cash and cash equivalents                   3,921         (22,716)
Cash and cash equivalents at beginning of period                   7,440          28,123
                                                              ----------      ----------
Cash and cash equivalents at end of period                    $   11,361      $    5,407
                                                              ----------      ----------
                                                              ----------      ----------
Supplemental disclosure of cash paid
   during the period
      Income taxes                                            $    1,979      $      907
      Interest                                                     3,218           1,534

                See notes to consolidated financial statements.

                      SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Nine months ended January 31, 1998
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

In 1997, the Company changed its fiscal year-end from March 31 to April 30. Recasting the quarterly financial information for fiscal 1997 is not cost justified. Accordingly, the Company has elected to present comparative information for the three and nine months ended December 31, 1996, as allowed under the transition reporting rules of the Securities and Exchange Commission. The Company does not have seasonal trends that would impact the comparability of the quarters presented.

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of January 31, 1998, and the consolidated results of operations for the three and nine months ended January 31, 1998 and December 31, 1996 and the consolidated cash flows for the nine months ended January 31, 1998 and December 31, 1996 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE B - BUSINESS ACQUISITION

On May 13, 1996, the Company acquired certain operating assets of the corporate, government and educational ("CGE") division of Egghead, Inc. for approximately $45 million in cash. The acquisition was accounted for using the purchase method of accounting.

The operating results of the acquired business have been included in the consolidated statements of operations from the date of acquisition. Unaudited pro forma summary consolidated results of operations of the Company and the CGE division for the nine months ended December 31, 1996, as if the acquisition had occurred at April 1, 1996, are approximately: net sales of $622 million, net loss of $300,000 and loss per share of $.07. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of this date or of results which may occur in the future.

NOTE C - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the requirements of SFAS 128.

The following table (in thousands except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares totaled approximately 232,000 and 246,000 shares for the three and nine months ended January 31, 1998 and approximately 101,000 shares for the nine months ended December 31, 1996. All options were included in the computation for the three months ended December 31, 1996.

                                          Three Months Ended            Nine Months Ended
                                      ---------------------------   --------------------------
                                      January 31,    December 31,   January 31,   December 31,
                                          1998           1996           1998          1996
                                      -----------    ------------   -----------   ------------
Net income                             $  1,938       $    833      $    3,107     $      44
                                       --------       --------      ----------     ---------
Weighted average shares
  outstanding (basic)                     4,306          4,318           4,323         4,290

Effect of dilutive employee and
  director stock options                      6            145              24           111
                                       --------       --------      ----------     ---------
Weighted average shares
  outstanding (diluted)                   4,312          4,463           4,347         4,401
                                       --------       --------      ----------     ---------
Earnings per share (basic)             $   0.45       $   0.19      $     0.72     $    0.01
                                       --------       --------      ----------     ---------
                                       --------       --------      ----------     ---------
Earnings per share (diluted)           $   0.45       $   0.19      $     0.71     $    0.01
                                       --------       --------      ----------     ---------
                                       --------       --------      ----------     ---------

NOTE D - SUBSEQUENT EVENT

On March 11, 1998, the Company amended its bank financing arrangements by restructuring its existing debt, including its $30 million term loan and $60 million revolving line of credit, as a $100 million secured revolving credit facility (the "Amended Facility"). The Amended Facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, permits the Company to borrow up to $100 million, subject to availability under its borrowing base. The Amended Facility requires the Company to maintain certain financial covenants and ratios and places limitations on dividend payments, capital expenditures and certain other borrowings. The Amended Facility bears interest at a variable rate and expires in March 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW:

The Company's revenues are derived from the sale of PC software products and technology services in North America, Europe and the Asia/Pacific region.

The Company sells PC software through volume license and maintenance ("VLM") agreements, or right to copy arrangements, and full-packaged PC software products. With the continued increase in sales of software applications through VLM agreements, the third month of each calendar quarter generally represents from 40% to 60% of the Company's quarterly sales volume. In 1997, the Company changed its fiscal year-end from March 31 to April 30 in order to better match the Company's fiscal year- and quarter-ends with its business cycles.

Due to the cost and administrative difficulty involved, the Company has elected not to recast its quarterly financial information for fiscal 1997. Accordingly, this discussion focuses on the three and nine months ended January 31, 1998 and December 31, 1996. The Company does not have seasonal trends that would impact the comparability of the quarters presented.

The following table sets forth, for each of the periods indicated, consolidated statements of earnings data expressed as a percentage of net sales for the period specified.

                                        Percentage of Net         Percentage of Net
                                            Sales for                 Sales for
                                       Three Months Ended         Nine Months Ended
                                  --------------------------   -------------------------
                                  January 31,   December 31,   January 31,   December 31,
                                     1998           1996          1998         1996
                                  -----------   ------------   -----------   ------------
Net sales                           100.0%         100.0%         100.0%        100.0%
Cost of sales                        89.0           88.8           88.6          88.4
                                    -----          -----          -----         -----
    Gross margin                     11.0           11.2           11.4          11.6
Selling, general and
    administrative expenses           8.4            9.4            9.0          10.4
Depreciation and amortization         1.0            0.9            1.1           0.9
                                    -----          -----          -----         -----
    Operating income                  1.6            0.9            1.3           0.3
Interest expense, net                 0.3            0.3            0.4           0.2
                                    -----          -----          -----         -----
    Income before income taxes        1.3            0.6            0.9           0.1
 Income tax expense                   0.5            0.3            0.4           0.1
                                    -----          -----          -----         -----
    Net income                        0.8%           0.3%           0.5%          0.0%
                                    -----          -----          -----         -----
                                    -----          -----          -----         -----

NET SALES:

Increases in the Company's sales of software and technology services have resulted from the Company's geographic expansion and the overall growth in the software and technology services industries. For the three and nine months ended January 31, 1998, net sales increased by 3% and 12%, respectively, over sales for the three and nine months ended December 31, 1996. The increase for the nine month period also reflects the impact of the May 1996 CGE acquisition, which significantly increased the Company's market presence in North America. For the nine months ended December 31, 1996, the pro forma combined sales of the Company and the CGE division were $622 million.

For the three and nine months ended January 31, 1998, sales of PC software increased 1% and 10%, respectively, over sales for the three and nine months ended December 31, 1996. The Company serves as a designated service provider for VLM agreements which are frequently used by customers seeking to standardize desktop software applications and, consequently, may involve significant quantities of unit sales for each customer at lower per unit prices than full-packaged software products. The increased popularity of VLM agreements has contributed to the increase in unit volume sales, as well as the reduction in average unit prices of desktop software in recent years. Sales of software through VLM agreements represented approximately 76% and 69% of sales for the three and nine months ended January 31, 1998, as compared to approximately 64% and 57% respectively for the comparable periods in the prior year.

For the three and nine months ended January 31, 1998, revenue from technology services provided through the Company's Technology Services Group increased by approximately 57% and 79%, as compared to the three and nine months ended December 31, 1996. As of January 31, 1998, the Company had technology services offices in 23 worldwide locations. Fee-based services revenue has grown from a relatively small base, as compared to the Company's sales of PC software. Fee-based services represented 6% of the Company's overall sales; however, such revenue generated 19% of the Company's gross margin dollars for the nine months ended January 31, 1998.

The Company believes future increases in sales will depend upon the Company's ability to maintain and increase its customer base, to continue to increase its market share, to develop and expand its Technology Services Group and to capitalize on continued growth in desktop technology markets around the world.

INTERNATIONAL OPERATIONS:

For the three and nine months ended January 31, 1998, sales outside of the United States increased 50% and 24% to $39 million and $94 million, respectively, as compared to $26 million and $76 million for the three and nine months ended December 31, 1996.

For the three and nine months ended January 31, 1998, the Company's operating losses in Asia/Pacific were approximately $600,000 and $2.2 million, respectively, reflecting a reduction from the operating losses of $1.8 million and $3.4 million reported in the comparable periods in the prior year. In recent quarters, the Company has adjusted its Asia/Pacific business model to more closely mirror the lower cost, more centralized structure in the Company's North American and European operations. Recently installed information systems have allowed the Company to complete its consolidation efforts into its centralized operations center in Sydney. In addition, the Company has reduced expenses by closing smaller, non-profitable offices and reducing headcount in the region.

Fluctuations in foreign currencies against the U.S. dollar did not have a material effect on the Company's financial results for the nine months ended January 31, 1998.

GROSS MARGIN:

Overall gross margin as a percentage of net sales was 11.0% and 11.4% for the three and nine months ended January 31, 1998, respectively, as compared to 11.2% and 11.6% for the comparable periods of the prior year.

For the three and nine months ended January 31, 1998, gross margin on the sale of PC software declined to 9.7% and 9.8%, respectively, as compared to 10.0% and 10.2% for the three and nine months ended December 31, 1996. The percentage of sales of software through VLM agreements significantly increased to approximately 76% and 69% of net sales for the three and nine months ended January 31, 1998, compared to approximately 64% and 57% of net sales in the comparable periods in the prior year. The Company generally realizes lower gross margin as a percent of sales on sales of software through VLM agreements, as compared to sales of full-packaged software products. In addition, a portion of the increase in sales in the January 1998 quarter resulted from higher levels of year-end spending in certain of the Company's largest accounts, which receive the most competitive pricing. The Company anticipates that VLM sales as a percentage of total sales in the April 1998 quarter should decline from the level experienced in the January quarter.

The decline in software margins for the three and nine months ended January
31, 1998 was partially offset by growth in revenue from fee-based services which have substantially higher gross margins as a percent of sales than sales of software. The contribution from these services in the three and nine months ended January 31, 1998 represented approximately 16% and 19%, respectively, of overall gross margin dollars, an increase from approximately 14% of gross margin dollars for each of the comparable periods in the prior year.

The Company believes its gross margin percentage on sales of software may continue to decline if the volume of software product sales by the Company through VLM agreements continues to increase or if publishers respond to continued market pressures by reducing financial incentives available to resellers. The Company believes that this potential decrease in product gross margin percentage may be partially offset by anticipated increases in revenue from its Technology Services Group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses include the costs of the Company's sales and marketing organization and purchasing, distribution and administration costs. The Company incurs a significant amount of marketing and advertising costs based upon available advertising and cooperative marketing funds received from software publishers. These funds are offset against related selling, general and administrative expenses. For the three and nine months ended January 31, 1998, selling, general and administrative expenses, as a percentage of net sales, decreased to 8.4% and 9.0%, respectively, compared to 9.4% and 10.4%, respectively, for the comparable periods in the prior year. Selling, general and administrative expenses in the prior year reflected certain transition costs primarily associated with the CGE acquisition, including temporary staffing, travel expense and costs associated with systems implementation, totaling approximately $.6 million and $3.7 million for the three and nine months ended December 31, 1996. Excluding these identified transition costs, selling, general and administrative expenses as a percentage of sales would have been 9.1% and 9.7% for these periods. The remaining decline in selling, general and administrative expenses as a percentage of net sales is primarily due to the Company's efforts to reduce its operating costs and realize operating efficiencies in its product business as a result of the Company's larger size.

DEPRECIATION AND AMORTIZATION:

The increase in depreciation and amortization for the three and nine months ended January 31, 1998, as compared to the corresponding periods in the preceding year, reflects additional depreciation on the higher level of fixed assets and amortization of goodwill recorded in connection with the Company's CGE acquisition. Most of the purchase price for this acquisition represents goodwill which the Company began amortizing over a 20-year period in the June 1996 quarter.

INCOME TAX EXPENSE:

The Company's effective tax rate for the three and nine months ended January 31, 1998 was approximately 38% and 46%, respectively, as compared to approximately 45% and 87% in the comparable periods in the prior year. The effective tax rate exceeds the federal statutory rate of 35% due primarily to the effect of the Company's foreign operations, amortization of certain acquisition-related costs that are non-deductible for tax purposes and state income taxes.

LIQUIDITY AND FINANCIAL CONDITION:

At January 31, 1998, the Company had approximately $11.4 million in cash and cash equivalents and had $25.5 million outstanding under its term loan and $8.0 million outstanding under its $60 million revolving line of credit. On March 11, 1998, the Company amended its bank financing arrangements by restructuring its existing debt, including its $30 million term loan and $60 million revolving line of credit, as a $100 million secured revolving credit facility (the "Amended Facility"). The Amended Facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, permits the Company to borrow up to $100 million, subject to availability under its borrowing base. As of January 31, 1998, the Company would have had approximately $45.5 million of excess borrowing availability under the Amended Facility. The Amended Facility requires the Company to maintain certain financial covenants and ratios and places limitations on dividend payments, capital expenditures and certain other borrowings. The Amended Facility bears interest at a variable rate and expires in March 2001.

On September 8, 1997, the Company announced the adoption of a Stock Repurchase Plan. Under the Stock Repurchase Plan, the Company may purchase up to $2.5 million of the Company's Common Stock from time to time in the open market or through privately negotiated transactions. The Company will fund any purchases with cash or borrowings under the Company's credit facility. As of March 12, 1998 the Company had repurchased 57,800 shares of Common Stock under the Stock Repurchase Plan for total expenditures of approximately $862,000.

The increase in trade accounts receivable from April 30, 1997 to January 31, 1998, reflects the Company's increased sales. At January 31, 1998, accounts receivable represented approximately 64 days of sales, a reduction from 75 days of sales outstanding at April 30, 1997. The Company generally carries inventory adequate to meet product sales levels for a period of less than one month. The decrease in trade accounts payable from April 30, 1997 to January 31, 1998 corresponds to the decline in inventory, offset by increased sales, and reflects a reduction in the number of days of purchases outstanding.

For the nine months ended January 31, 1998, the Company's operating activities provided $14.4 million of cash compared to $14.3 million of cash used in operations in the nine months ended December 31, 1996. The increase in cash provided by operations reflects the Company's improved profitability, reduced inventory levels and increased collections on accounts receivable. In addition, for the nine months ended December 31, 1996, the Company used a higher level of cash in its operations as it financed the growth in its receivables resulting from increased sales following the CGE acquisition.

The increase in furniture, equipment and leasehold improvements at January 31, 1998 reflects approximately $6.3 million of capital expenditures related to the ongoing upgrade of the Company's computer systems and the recent expansion of its operations centers in Garland, Texas and Dublin, Ireland.

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

INFLATION:

The Company does not believe that inflation has had a material impact on its operations or liquidity to date.

                        PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits: Exhibit 10.1 - Amended and Restated Credit Agreement dated
                    March 11, 1998 among the Company, the Chase Manhattan Bank, as Administrative Agent, Chase Bank of Texas, National Association, as Collateral Agent and other participating financial institutions

                    Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the three-month period ended January 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SOFTWARE  SPECTRUM,  INC.




Date: March 17, 1998                    By: /s/ James W. Brown
                                           -----------------------------------
                                           James W. Brown, Vice President-
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)

                                   EXHIBIT INDEX

                                                             Sequentially
                                                              Numbered
                                                                Pages
                                                             ------------

Exhibit 10.1 Amended and Restated Credit Agreement dated March 11, 1998 among the Company, the Chase Manhattan Bank, as Administrative Agent, Chase Bank of Texas, National Association, as Collateral Agent and other participating financial institutions.

Exhibit 27     Financial Data Schedule