Form 10-K
period 1998-04-30
SOFTWARE SPECTRUM INC
filed 1998-07-28
CIK 875173

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549
                             ---------------------

                                   FORM 10-K
                                ---------------

MARK ONE

  /X/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                    FOR THE YEAR ENDED APRIL 30, 1998

                                    OR

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                   For the transition period from to .

                      Commission file number 0-19349

                            SOFTWARE SPECTRUM, INC.

             (Exact name of registrant as specified in its charter)

                   TEXAS                               75-1878002
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

                              2140 MERRITT DRIVE,
                                 GARLAND, TEXAS
                                     75041
                    (Address of principal executive offices)
                                   (Zip Code)
                                  972-840-6600
              (Registrant's telephone number, including area code)

                           --------------------------

            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $.01 per share
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value on July 24, 1998 of the Registrant's voting securities held by non-affiliates was $49,443,952.

    At July 24, 1998, the Registrant had outstanding 4,268,731 shares of its Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

    There is incorporated by reference in Part III of this Annual Report on Form 10-K certain of the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held September 17, 1998, which will be filed by the registrant within 120 days after April 30, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Software Spectrum, Inc. (the "Company") is a leading global supplier of personal computer business software and technology services to organizations. The Company serves Fortune 500 and Global 500 companies, thousands of mid-sized customers from every industry and the government and academic market segments. The Company provides its customers with a wide variety of business software products, volume software licensing services and technology services and assists them in the implementation, deployment and ongoing support of their personal computing strategies. The Company has established supply arrangements with major personal computer software publishers, including Microsoft, IBM/Lotus, Novell, Attachmate, Symantec, Netscape and Corel. The Company markets software titles for IBM, IBM-compatible and Macintosh personal computers, including software for all major operating systems such as Windows 95, Windows 98, OS/2, Novell NetWare and Microsoft Windows NT.

    The Company was incorporated under the laws of the State of Texas in April 1983. The Company's principal facilities and its executive offices are located at 2140 Merritt Drive, Garland, Texas 75041, and its telephone number at that location is (972) 840-6600. Except where the context otherwise requires, the term "Company" as used herein includes Software Spectrum, Inc. and its subsidiaries.

FORWARD-LOOKING INFORMATION

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

RELIANCE ON FINANCIAL INCENTIVES, VOLUME DISCOUNTS AND MARKETING FUNDS

    As part of its supply agreements with certain publishers and distributors, the Company receives substantial incentives in the form of rebates, volume purchase discounts, cooperative advertising funds and market development funds. A reduction or discontinuance of these incentives, discounts or advertising allowances could have a material adverse effect on the Company's business and financial results.

DEPENDENCE ON VENDORS

    A large percentage of the Company's sales are represented by popular personal computer business software products from a small number of vendors. For the year ended April 30, 1998, approximately 65% of the Company's net sales were derived from products published by Microsoft and IBM/Lotus. Most of the Company's contracts with vendors are terminable by either party, without cause, upon 30 to 60 days notice. The loss or significant change of the Company's relationship with these vendors could have a material adverse effect on the Company's business and financial results. Although the Company believes the software products would be available from other parties, the Company may have to obtain such products on terms that could adversely affect its financial results.

VOLUME LICENSING AND MAINTENANCE AGREEMENTS

    The Company serves as a designated services provider for volume licensing and maintenance ("VLM") agreements between many of its customers and major publishers of personal computer software. VLM agreements are typically used by customers seeking to standardize desktop software applications and, consequently, typically involve significant quantities of unit sales for each customer. Although unit volume sales are increased by the use of VLM agreements, generally lower gross margins are realized on such sales as compared to sales of full-packaged software products. The Company continues to experience an increase in the percentage of sales made pursuant to VLM agreements and, consequently, overall gross margin percentages on the sale of software products should continue to decline. In addition, the trend toward use of enterprise-wide licensing agreements, which have lower gross margins and administrative costs than other VLM programs, could cause further decreases in the Company's product gross margins.

ECONOMIC CONDITIONS AND GEOGRAPHIC EXPANSION

    The Company's business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic and business conditions. Further, sales to large corporations have been important to the Company's growth, and its ability to continue its historic rate of growth is dependent on its continued success in such market. The Company's operations and geographic expansion outside the United States involve currency exchange risks, political risks and other risks of conducting business abroad.

HIGHLY COMPETITIVE ENVIRONMENT

    The desktop technology marketplace is intensely competitive. The Company faces competition from a wide variety of sources including other software suppliers, hardware manufacturers and resellers, technology service providers, personal computer retail stores (including superstores), mail order, internet and other discount business suppliers and software publishers. Many of the Company's competitors, particularly software publishers, have substantially greater financial resources than the Company. Because of the intense competition within the personal computer software channel, companies that compete in this market, including the Company, are characterized by low gross and operating margins. Consequently, the Company's profitability is highly dependent upon effective cost and management controls.

NEW DEVELOPMENTS AND RAPID TECHNOLOGICAL CHANGE; RETENTION OF QUALIFIED
  PERSONNEL

    The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and services. The Company's future success will depend in part on its ability to enhance existing technology services and to offer new services on a timely basis. Additionally, the Company's business results can be adversely affected by disruptions in customer ordering patterns and the impact of new product releases.

    The growth and success of the Company's technology services business depends largely upon its ability to attract, develop, motivate and retain highly-skilled technical employees in an industry characterized by high employee turnover. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. If the Company is unable to attract and retain sufficient numbers of highly-skilled technical employees, the Company's technology services business could be adversely affected.

CHANGING METHODS OF SOFTWARE DISTRIBUTION

    The manner in which personal computer software products are distributed and sold is continually changing, and new methods of distribution may emerge or expand. Software publishers may intensify their efforts to sell their products directly to end-users, including current and potential customers of the Company. Other products and methodologies for distributing software to users may be introduced by publishers, present competitors or other third parties. If personal computer software suppliers' participation in these programs is reduced or eliminated, or if other methods of distribution of software, which exclude the personal computer software resale channel, become common, the Company's business and financial results could be materially adversely affected.

TELEPHONE SUPPORT SERVICES AGREEMENTS

    Certain of the Company's key telephone support contracts generate revenues based upon the number of support requests received by the Company or the time spent on such requests. Consequently, the amount of revenues generated is dependent upon consumers' support needs. With respect to agreements that provide for pricing on a per-call basis, the Company's profitability may be adversely affected if the Company receives fewer support requests than expected or the time spent in resolving inquiries is greater than anticipated.

    Certain of the Company's support contracts provide that the contract may be terminated on short notice if the Company fails to meet specified performance criteria. Cancellation of, or a significant decrease in, the services provided under a key support contract could have an adverse effect on the Company's profitability. In addition, the Company may be required to rapidly expand its support operations to meet the demands of its customers. Such rapid changes to the size of the Company's support operations and employee base could involve significant costs, including costs associated with employee hiring and training, the purchase of additional workstations, equipment and technology and the establishment of additional call centers.

YEAR 2000

    The Company is currently conducting a review of its core management information systems to verify compliance with Year 2000 date codes and is also reviewing and assessing its desktop computers, networks and servers, software applications and packages, and products and services provided by third parties for internal operations to determine whether or not they support Year 2000 date codes. While the Company's review and assessment of its internal systems is still in process, the Company expects that any required modifications will be made on a timely basis and that the cost of such modifications will not have a material effect on the Company's operating results. However, in the event that the Company's key vendors cannot provide the Company with software products that meet Year 2000 requirements on a timely basis, or if customers delay or forego software purchases based upon Year 2000 related issues, the Company's operating results could be materially adversely affected. In general, as a reseller of software products, the Company only passes through to its customers the applicable vendors' warranties. The Company's operating results could be materially adversely affected, however, if it were held liable for the failure of software products resold by the Company to be Year 2000 compliant despite its disclaimer of software product warranties.

OVERVIEW

    The Company is a leading global supplier of personal computer business software and technology services to organizations. The Company's strategy is to leverage its global infrastructure to provide a high level of customer service, to maintain a cost-efficient operating structure and to grow its product and services business around the world. The Company controls its costs by centralizing its administrative support and customer service operations while utilizing a geographically dispersed field sales force and technology services staff strategically located in major business markets worldwide. The majority of the Company's revenues are derived from sales to large organizations, including Fortune 500 and Global 500 companies, as well as thousands of mid-sized customers from every industry, including the government and academic market segments.

    The Company derives revenues from two primary areas, sales of personal computer software to organizations and sales of technology services delivered by its Technology Services Group (the "Technology Services Group" or "TSG").

    The largest component of the Company's business is providing personal computer software, licenses and related services to large organizations with over 1,000 desktop computers, including companies in the Fortune 500 and Global
500. The Company concentrates on building and expanding these relationships through personal sales contacts made throughout major global desktop technology markets. The Company's field sales representatives are divided into two groups: one sales force which markets primarily personal computer software products to organizations, and the second sales force which markets primarily fee-based services provided by the Company's Technology Services Group. Through its strategically located, centralized operations centers in North America, Europe and Asia/Pacific, the Company supports the global marketing efforts of these two sales forces. The Company also serves mid-sized customers through a combined field sales and outbound calling sales effort. See "Sales and Marketing" below.

    The Company's home page on the Internet has an electronic catalog which can be used by customers to obtain pricing information, check order status, run purchase activity reports and purchase products. For certain customers, the Company offers a secure on-line customer-specific catalog, VISTA, which contains products, prices and other information unique to each customer.

    The Company's Technology Services Group provides fee-based services, including consulting, custom training and technical support for a number of specific technologies including advanced networking infrastructure, enterprise messaging and groupware, distributed client/server business solutions, enterprise software management services and Internet/Intranet services. TSG's strategy is to focus on select technologies to allow its personnel to develop in-depth knowledge to support complex customer requirements. TSG provides services to assist customers in determining where and how technology and products can be implemented to reduce the cost of managing and supporting enterprise networks. TSG also provides fee-based telephone support services through its technology support centers in North America, Europe and Asia/Pacific. These services are utilized by software publishers that desire to outsource their technology support services as well as organizations that choose to outsource their internal help desk function. As of June 30, 1998, TSG had over 1,400 technical professionals worldwide. For the year ended April 30, 1998, TSG represented approximately 6% of the Company's revenues but approximately 21% of its gross margin dollars. See "Global Operations" and "Technology Services Group" below.

    The Company adapts its product-related services to specific customer requests, consults with customers on developing strategies to efficiently manage the customer's investment in desktop software and hardware and provides accurate and timely delivery of products. The Company provides its customers with information, advice and assistance through its marketing, sales and technical staff on the wide range of software procurement choices available. For customers electing to standardize desktop software applications or otherwise take advantage of right-to-copy arrangements, the Company provides volume licensing and maintenance agreement services and support. Under VLM agreements, the Company acts as a designated service provider to sell software licensing rights that permit customers to make copies of a publisher's software program from a master disk and distribute this software within a customer's organization for a fee for each copy made. Maintenance agreements entitle customers to all upgrades of certain products during a specified period of time, typically two years following the software purchase. By utilizing VLM agreements, customers are able to consolidate their worldwide purchases and acquire software under a single master agreement for a given publisher from a global supplier such as the Company. One of the latest trends with respect to VLM agreements involves enterprise-wide licensing agreements which give the customer the right to use an entire suite of products offered by a publisher on all desktops across its enterprise. The Company's licensing consultants can assist customers in selecting the most advantageous form of licensing available based on specific needs or constraints. Among its other services, the Company offers on-site consultants for large corporations, custom training and support of complex technologies, strategic planning for information systems departments, software selection assistance and determination of price and availability of hard-to-find software products.

    The Company serves an important role in the software industry by providing a service-oriented and cost-effective means for personal computer software publishers to market, sell, distribute and provide support for their products. The services provided by the Company assist publishers by building product awareness, marketing products directly on behalf of publishers to businesses and other organizations, and providing additional technical support and services for software products. The Company is also instrumental in the selection, design and implementation of VLM programs for its customers. The Company believes that maintaining its relationships with major publishers is important to the Company's future growth and profitability. The Company will often coordinate product introductions and marketing programs with publishers, which may involve joint regional product seminars and cross-selling of selected complementary products. Due to its volume of purchases, the Company believes it is able to obtain favorable pricing, avail itself of marketing funds provided by major publishers and work closely with publisher personnel on various marketing and selling matters such as the introduction of new products, programs and related service opportunities.

    The Company has continued to experience significant growth in the sale of software to its customers through VLM agreements. For the year ended April 30, 1998 ("fiscal 1998"), sales through VLM agreements represented approximately 72% of net sales of the Company, compared to 59% and 46% of net sales for the years ended April 30, 1997 ("fiscal 1997") and March 31, 1996 ("fiscal 1996"), respectively. Since individual software packages and documentation may not be provided to each user, and due to volume pricing incentives and lower distribution costs, customers utilizing VLM agreements can purchase licenses for software at a lower cost than by purchasing individual shrink-wrapped software packages. In general, the Company receives lower gross margins, as a percent of sales, on sales made through VLM agreements. Lower gross margins are partially offset by lower operating costs associated with such agreements.

    In May 1996, the Company acquired certain operating assets of Egghead, Inc.'s corporate, government and education division ("CGE"). During fiscal 1997, the Company integrated the North American sales forces of the two organizations, stabilized CGE's customer base and expanded its operations to include an operations center located in Spokane, Washington, which serves several thousand customers and also provides technology support services.

    The Company is one of the world's largest global suppliers of personal computer business software and technology services to organizations. The Company's large customer base provides additional opportunities for growth of its Technology Services Group.

GLOBAL OPERATIONS

    Under VLM agreements, multinational customers can consolidate their worldwide volume software purchases under a single master agreement for a given publisher. The Company's ability to sell software globally through these programs was a key factor in its global expansion, which began in fiscal 1993.

    The Company's North American operations are based in Garland, Texas, with a major call center located in Spokane, Washington. The Company's European sales headquarters is located in The Hague, The Netherlands and its operations center is located in Dublin, Ireland. The Company augmented its European operations by establishing a TSG office in London, England in 1996 and another TSG office in Frankfurt, Germany in early 1997. The Company's April 1996 acquisition of Essentially Group Limited ("Essentially Group"), a leading information technology company in Australia and New Zealand, significantly extended Software Spectrum's geographic coverage by providing an immediate presence in the Asia/ Pacific region. With this acquisition, the Company obtained an established customer base, management team and services capabilities to provide the Company with many of the key resources needed to permit further expansion throughout the Asia/Pacific region. In fiscal 1997, the Company established sales offices in Hong Kong and Singapore. During fiscal 1997 and fiscal 1998, the Company consolidated the administrative and support functions of its Asia/Pacific operations in Sydney to more closely align these functions with the centralized structure and operations of the Company's North American and European operations. The Company also installed information systems that are common to all of its operations centers. The Company's operations in Asia/Pacific incurred operating losses of approximately $2.5 million in the fiscal year ended April 30, 1998, which reflects a substantial improvement over operating losses of approximately $4.9 million in the fiscal year ended April 30, 1997.

    In fiscal 1997, the Company entered into a joint venture in Japan, named Uchida-Spectrum, Inc., with Uchida-Yoko Co., Ltd. Through this joint venture, in which the Company owns a 45% equity interest, the Company sells software products and provides technology services to customers in Japan.

    In fiscal 1999, the Company plans to open additional TSG sites in key cities in Europe and Asia/ Pacific to better serve its customers' requirements in these regions.

    With centralized operations centers in North America, Europe and Asia/Pacific, the Company is able to serve the major desktop technology markets around the world. Today, Software Spectrum provides software or fulfillment services to customers located in over 100 countries, provides support services in 14 languages, invoices customers in many local currencies and provides consolidated worldwide reporting to customers.

TECHNOLOGY SERVICES GROUP

    Through its Technology Services Group, the Company provides fee-based technology services including consulting, custom training and telephone and Internet support services.

CONSULTING AND TRAINING SERVICES

    The Company's consulting and training service offerings are centered around a number of specific technologies including advanced networking infrastructure, enterprise messaging and groupware, distributed client/server business solutions, enterprise software management ("ESM") services and Internet/ Intranet services. These technologies address customers' needs (i) to provide access to information at sites throughout the world within their organizations;
(ii) to enable employees at different locations to communicate with each other in a cost-efficient manner; (iii) to provide more flexible access to mission critical information; and (iv) to provide strategies for controlling the rising cost of supporting distributed computing.

    To support these service offerings, the Company developed the Institute for Microsoft Technology and the Institute for IBM/Lotus Technology as a training medium for its consultants. The Institutes provide introductory and advanced training for technical certification, as well as service delivery methodology and advanced consulting skills, enabling consultants to develop and deploy complex solutions.

    The Company is an industry leader in assisting customers in implementing Microsoft's Systems Management Server ("SMS"). In 1995, the Company founded the Software Spectrum SMS Alliance, in cooperation with Microsoft, and is its managing member. Members of the SMS Alliance collectively represent more than
1.5 million desktops and meet regularly to share SMS deployment and management solutions. Based on the success of the SMS Alliance, during fiscal 1998 the Company created an Exchange Solutions Alliance in cooperation with Microsoft.

    As of April 30, 1998, the Company had Technology Services Group offices in Chicago, Dallas, Atlanta, Boston, Philadelphia, Houston, San Antonio, San Francisco, Seattle, Denver, Detroit, Los Angeles, Minneapolis, New York, Raleigh-Durham, Phoenix, Sydney, Melbourne, Wellington, Toronto, London and Frankfurt. Through its joint venture in Japan, Uchida-Spectrum, Inc., the Company also offers TSG services to its customers in Japan.

    The Company is a Microsoft Solutions Provider, Lotus Notes Business Partner, IBM BESTeam Premium Partner and Tivoli Premier Partner and is authorized to sell, support, train and develop applications in many complex products. The Company's advanced networking infrastructure design capabilities cover a broad range of topologies and protocols, including local area and wide area networks and the ability to provide interfaces to many mainframes and minicomputers. The Company also provides sophisticated messaging and information-sharing solutions to provide a stable communications platform for enterprise-wide connectivity.

    The Company's ESM services are designed to help customers with the evaluation, implementation, operation and support of electronic desktop management solutions, such as Microsoft's Systems Management Server and Tivoli's TME 10 product. These services help customers manage and support their software assets at various sites from a single location. Utilizing these electronic software distribution products and ESM services, customers can inventory hardware and software assets, perform software product distribution and provide electronic help desk services.

    In addition, the Company offers education and custom technical training opportunities for its customers' information technology professionals in the various advanced technologies supported by the Company, with such seminars and training provided at the customers' or the Company's location.

TECHNOLOGY SUPPORT

    The Company also provides fee-based telephone or Internet support services on behalf of software publishers and to end-users of business customers that choose to fully or partially outsource their internal help desk function. The Company's services cover a number of technologies, including desktop applications and operating systems and network operating systems.

    The Company provides quality technology support for organizations in three principal business categories. First, it contracts with software publishers to provide telephone support on their behalf to customers. Second, technology support analysts handle support calls from the Company's corporate customers' technical personnel for escalation services. Third, the Company provides technology support to large organizations to replace the customer's internal help desk capabilities for the customer's employees. The staff in the Company's technology support centers are experienced in over 150 major personal computer software titles and can provide support for software products running on most major personal computer operating systems and environments, including Windows 95, Windows 98, Macintosh, Microsoft Windows NT, Novell Netware and other network operating systems. The Company is designated as a Microsoft Authorized Support Center (one of nine in the United States), a Lotus Premium Business Partner and a Novell Authorized Service Center. The technology support centers include large capacity file servers, multiple CD ROM databases and other resources that enable the Company's support personnel to recreate a customer's individual problem, develop a solution and guide the customer through the solution on a step-by-step basis. Customers may utilize the Internet as an electronic means to forward support questions and receive answers from the Company.

    The Company's technology support business grew rapidly in the 1998 fiscal year. The growth has been primarily in providing help desk services under contracts with software publishers, although the Company has also increased its support business with end-users and organizations. The Company maintains technology support facilities in Garland, Texas; Spokane, Washington; Dublin, Ireland and Sydney, Australia.

CUSTOMER SERVICES

LICENSING, PROCUREMENT AND DEPLOYMENT SERVICES

    The Company's customers can purchase software applications in a number of different ways. VLM agreements, or right-to-copy agreements, allow a customer either to purchase a license for each user in a transaction-based process or track and periodically report its software copies, paying a license fee for each copy made. The Company sells, supports and services the various VLM arrangements currently utilized by software publishers. For customers, the overall cost of using one of these methods of acquiring personal computer software is likely to be substantially less than the traditional method of purchasing shrink-wrapped full-packaged software products.

    Since each major publisher has chosen a different set of procedures for implementing VLM agreements, businesses are faced with a significant challenge to sort through all the alternatives and procedures to ensure that they are utilizing the appropriate agreements, complying with the publishers' licensing terms and properly reporting and paying for their software licenses. Certain publishers have recently introduced licensing programs that reduce the reporting burden of customers and the Company by requiring annual payments over a two to three year term, provided the customer agrees to standardize certain applications within its organization. In order to address the wide range of procurement choices available to its customers, the Company provides information, analysis, advice and assistance to its customers relating to their procurement decisions and negotiations through its team of licensing consultants as well as by means of the Company's marketing and sales staff and through its publications. See "World Wide Web Site and Publications" and "Sales and Marketing."

    To help customers develop or improve their personal computer software management programs, the Company developed a software management process and corresponding implementation services that allow customers to effectively utilize the benefits associated with VLM programs. The Company provides its customers with a methodology for evaluating the individual customer's personal computer software management process and analyzing issues in implementing the VLM programs offered by various publishers. The service options available from the Company are designed to assist the customer in implementing its software management plan, including internal distribution services, communication with end-users, telephone support and reporting and compliance under VLM agreements.

    Increasingly, large corporate customers are electing to standardize desktop applications and coordinate their enterprise-wide personal computer management responsibilities. In response to this trend, publishers have developed new types of enterprise-wide VLM agreements, which simplify the terms, conditions and administration of VLM arrangements and provide the customer with more predictable annual costs. The Company works closely with its customers to educate them regarding the opportunities available under VLM agreements and has developed the systems needed to provide the global integration and milestone reporting required under these programs.

    The Company's licensing consultants are Software Publishers' Association ("SPA") certified software managers that are trained to provide customers with advice in the evaluation of the various VLM programs offered by publishers. In addition to the Company's extensive experience in dealing with VLM agreements, it has continued to invest in technology-based systems to support the special requirements necessary to service VLM agreements for its customers. The Company has developed a custom, client/server-based system which provides individualized customer contract management data, assists customers in complying with VLM agreements and provides customers with necessary reporting mechanisms.

    Most of the Company's products are ordered by the customer's procurement or information systems department and may be billed to the department of the end-user, which may be located at a different site than the procurement or information systems department. The Company provides customers, upon request, open-order status and purchase activity reports formatted to each customer's specifications, or the same information can be obtained directly by the customer from the Company's Web site. Also, the Company's electronic data interchange ("EDI") capabilities allow customers to submit orders (or other data) from their computer systems to the Company via modem. EDI improves order accuracy and reduces administrative costs for corporate customers and the Company.

MAINTENANCE AND UPGRADE SERVICES

    A number of customers who have elected to purchase software licenses through VLM agreements have also purchased maintenance, which allows customers to receive new versions, upgrades or updates of software products released during the maintenance period in exchange for a specified annual fee, which may be paid in monthly, quarterly or annual installments. Upgrades and updates are revisions to previously published software that improve or enhance certain features of the software and correct errors found in previous versions. Customers that have elected not to purchase maintenance agreements are still able to upgrade multiple units of specific products through the Company.

ELECTRONIC SERVICES AND CAPABILITIES

    The Company offers a number of services and is, on an on-going basis, implementing new and enhanced systems to support its customers' migration toward electronic commerce and electronic software distribution ("ESD").

    ESD takes two forms; the first is distributing software within an organization, via a company's internal network. ESD technology within a large organization is a means to permit an organization to reduce the total cost of ownership of desktop computing assets. ESD can provide hardware and software asset management, remote desktop support and automatic installation of packaged and custom software to the desktop.

    Through its Technology Services Group, the Company supplies enterprise software management services for customers who adopt ESD within their organizations. These services help manage distributed PC environments through use of products such as the Microsoft Systems Management Server and Tivoli's TME 10 product.

    The second form of ESD is between businesses via electronic links such as the Internet. This form of ESD supports the fast, convenient delivery of software products. The Company intends to participate in this method of distribution as demand for this service by large organizations emerges and as communication technology improvements enable this form of ESD to become more widely used.

    The Company's World Wide Web site contains an on-line catalog of thousands of products that can be purchased over the Internet. The Internet catalog provides information about products through a comprehensive search engine, extensive product descriptions and third-party reviews. For certain large customers, the Company offers VISTA, a customer-specific, secure catalog available over the Internet. Each specialized electronic catalog contains specific products and pricing unique to that customer as well as information particular to the VLM agreements in which that customer is enrolled. The customer is also able to status open orders and order certain standard reports on-line.

WORLD WIDE WEB SITE AND PUBLICATIONS

    The Company's World Wide Web site provides customers with information concerning the Company, its products and services, and the publishers represented by the Company. The Company also provides information through various Company publications. A portion of the marketing funds provided to the Company by publishers is used to offset the Company's cost of producing these publications. The Company publishes newsletters, service and product brochures and product catalogs, and also provides other timely information coincident with major product releases. IN TOUCH, a new comprehensive online magazine, offers the latest news and commentary on industry trends, software products, promotions and Company-sponsored workshops, seminars and other technology-related events.

    The Company prepares and distributes an annual publication which includes more in-depth analyses of various product offerings called the LICENSING AND SOFTWARE MANAGEMENT GUIDE. This publication provides comprehensive information on the many facets of software licensing. The Guide provides the purchasing requirements and qualification restrictions of the numerous VLM publisher programs. Issues such as concurrent licensing and copying software on home or portable computers are identified. Because of the potential savings a corporation can realize by utilizing alternative procurement methods, customers have expressed a significant amount of interest in this publication. In addition, the Software Publishers' Association utilizes this publication in connection with its certified software manager course curriculum.

SALES AND MARKETING

    The Company sells and markets to its existing and potential large customers through its account executives, professional services account managers ("PSAMs"), customer service representatives and its marketing and support staff. The Company organizes account management teams to serve and support each of its customer's needs for product and services. Generally, each team consists of one account executive and/or PSAM, supported by technical, marketing, customer service and sales support personnel located at the Company's operations centers or TSG sites.

    The Company assigns to account executives and PSAMs specific accounts and/or a specific territory, which generally includes major metropolitan areas in one or more countries, states or provinces. Account executives and PSAMs market the overall service and advantages of using the Company as the customer's preferred software and services supplier, and they concentrate on generating new customer relationships, maintaining and improving existing customer relationships and increasing the volume of software and services provided to corporate customers. For national and international accounts, several account executives and/or PSAMs may work with the customer in different parts of North America, Europe and Asia/Pacific with all efforts coordinated by a designated national or global account representative. The number of accounts handled by each account executive or PSAM depends on the relative size of the accounts and the level of service required by each customer within the assigned territory.

    Account executives work directly with procurement managers, information system managers and computer support managers of existing and potential customers to identify the specific needs of each customer and to facilitate the purchase of software products and services by the customer's organization. Account executives maintain close contact with customers in order to provide them with timely communications and assistance with any special or strategic requests. Account executives are responsible for providing customers with useful and relevant product information to assist the customer in its selection of software available for the desired application, providing customers with information and guidance on software procurement options including VLM agreements, implementation and deployment of software under VLM agreements and planning product presentations and seminars by representatives of the Company and publishers.

    The Company's licensing consultants work with its customers to provide advice and consultation on VLM programs and to complete detailed customer account analysis and reporting. The Company also assigns a team of customer service representatives to each product account. Customer service representatives, who are based primarily at the Company's operations centers, handle all aspects of the day-to-day customer account servicing, including common presale technical questions, customer order placement, order status inquiries, requests for a demonstration product for evaluation and searches for hard-to-find products. This structure enables customer service representatives to develop close relationships with individuals within the customer's organization and to better serve them by being familiar with their account. By assigning a specific team of customer service representatives to specific customers, the Company adds additional direct contacts that reinforce customer relationships.

    PSAMs work with senior and mid-level information technology professionals of existing and potential customers to assist them in determining where and how technology and products can be implemented to reduce the cost of managing and supporting enterprise networks. They also consult with the Company's technology specialists and product development professionals to determine how existing and emerging technologies can best be utilized to meet the business needs of the Company's customers.

    To solicit business from mid-sized organizations, the Company utilizes a coordinated effort from field sales and outbound calling team members. While product price and delivery terms are key factors in mid-sized organizations, the Company also provides a broad range of VLM agreement support and services, as well as technical services to this category of customers. Initial contact and sales are made typically through field sales or telephone inquiries.

SUPPORT SYSTEMS

    The Company has developed certain proprietary support systems that facilitate the delivery of product and services to its customers and has invested in technology-based systems to support the special requirements necessary to service VLM agreements for its customers. SOLO, a custom, client/server-based system, provides individualized contract management data, assists customers in complying with the terms of their VLM agreements and provides customers with necessary reporting mechanisms. Using individualized data in SOLO, in conjunction with the Company's contract management database, the Company representatives can guide a customer through the various purchasing options and assist in administering VLM agreements. SOLO also provides the Company's customer service representatives with a customer profile, account status, order status and product pricing and availability details.

PRODUCTS

    In addition to selling, supporting and servicing the various VLM programs available from software publishers, the Company inventories approximately 1,500 business software titles, ranging in price from approximately $2 to $16,000. In certain international markets, the Company also sells hardware, peripheral products and accessories, such as modems, expansion cards and keyboards. Although the Company maintains an inventory of only the most popular products in locations where it maintains warehouse facilities, the Company offers more than 27,000 different software and peripheral products to its customers.

    The software applications offered by the Company include major business programs such as spreadsheet, word processing, electronic mail, groupware, database, and graphics, as well as operating systems, utilities and languages. For the fiscal year ended April 30, 1998, the top 20 software titles sold by the Company represented approximately 63% of the Company's net sales.

    The Company maintains an extensive database of hard-to-find software required by customers as well as software available from the Company's major publishers and vendors. The Company continually adds to its database information on these types of products and their sources of supply in order to expedite customer requests.

DISTRIBUTION

    A component of the Company's procurement services is its ability to provide timely delivery of its products to customers by maintaining a sufficient inventory of the most popular software products. The Company's United States distribution operations are located in Louisville, Kentucky. The Company also operates distribution facilities in Sydney, Australia and Auckland, New Zealand. The Company generally ships products that it carries in inventory the same day the Company receives the customer order, utilizing independent carriers. In addition, the Company uses the services of publishers and distributors to ship products directly to its customers, both in the United States and other countries. As of April 30, 1998, the Company did not have a significant order backlog.

CUSTOMERS

    In fiscal 1998, the Company handled more than 12,000 active customer accounts. The Company's customer base includes corporations, government agencies, educational institutions, non-profit institutions and other business entities. The Company also has established a presence in the educational market, and the Company has software resale authorizations from all major educational product publishers. Sales contracts with large customers for the procurement of products generally cover a one to three year period subject to the customers' rights to terminate the contract upon notice. These contracts usually include provisions regarding price, availability, payment terms and return policy. Contracts covering technology services vary in length depending on the services to be provided and are generally terminable upon 30 days notice. Standard payment terms with the Company's customers are net 30 days from the date of invoice or net 10 days in the case of summary periodic billings to customers. In fiscal 1998, no single customer represented more than 5% of the Company's revenues and the Company's customer base included 314 of the 1997 Fortune 500 companies and 194 of the Fortune Global 500 companies. The Company does not believe that the loss of any single customer would have a material adverse effect on its business.

VENDORS

    Substantially all of the Company's sales from software are derived from products purchased from publishers and distributors. The decision whether to buy products directly from publishers or through distributors is determined on a vendor-by-vendor basis based on publisher requirements, cost, availability, return privileges and demand for a particular product. For fiscal 1998, approximately 82% of the Company's sales represented products purchased from its ten largest vendors. For each of the fiscal years ended April 30, 1998 and 1997, products from Microsoft accounted for approximately 55% of net sales, and products from IBM/Lotus accounted for approximately 10% of net sales.

    The Company has contractual relationships with all its major vendors covering price, payment terms and return privileges. These contracts are non-exclusive and non-territorial and are generally terminable by either party without cause upon 30 to 60 days notice. The Company's contracts with its major vendors are generally for one or two year terms, and the majority contain no provision for automatic renewal.

    Publisher contracts generally permit the Company to return or dispose of products within certain specified time periods in exchange for credit against future purchases in the event that a product is defective or made obsolete, whether through the development of upgrades, new releases or otherwise. In addition, such contracts permit the Company to stock balance its inventory, generally on a quarterly basis, by allowing returns for credit against future purchases of a limited portion (usually 3% to 15%) of the products previously purchased by the Company. Publisher contracts also generally permit the Company to submit adjustment reports for licensing and maintenance transactions within a certain time period after the transaction is reported. The agreements typically provide that the Company may obtain credit against future purchases if the vendor subsequently lowers its prices on products that have been purchased by the Company within a 30 to 90 day period prior to such price decrease. The purpose of the foregoing stock balancing and price protection provisions is to permit the Company to maintain an inventory of products that is sufficient to meet its customers' needs while reducing the obsolescence risks associated therewith. Such contracts do not typically require the Company to ensure end-user compliance with its publishers' licensing and copyright or patent right protection provisions. Certain of the Company's contracts with vendors provide for early payment discounts. Under the terms of its vendor contracts, the Company is not generally required to meet any minimum purchase or sales requirements, except to the extent that the Company's level of purchases or sales may affect the amount or availability of financial incentives, advertising allowances and marketing funds. The reduction in amount, discontinuance of or the Company's inability to meet requirements established by vendors for achieving financial incentives, advertising allowances and marketing funds could have an adverse effect on the Company's business and financial results.

COMPETITION

    The personal computer software market is intensely competitive. The Company faces competition from a wide variety of sources, including traditional software resellers, hardware dealers and aggregators and large systems integrators. Current competitors from the software reseller category would include Corporate Software and Technology, Inc., ASAP Corporate Express, Softmart and Softwarehouse International. The Company believes that it possesses a number of significant differentiating features from this group. These features include the Company's global presence and capabilities, extensive technology services capabilities and offerings, VLM expertise, services and systems that support the Company's business and knowledgeable, industry-experienced personnel.

    Competitors also include hardware dealers and aggregators. These companies compete in the large organization market with marketing efforts to provide customers with complete software and hardware services. Other competitors include Dell Computer Corporation, a hardware manufacturer that also sells software, and large systems integrators such as GE Capital Corporation, Digital Equipment Corporation and Electronic Data Systems. These companies do have a global presence and offer technology services. The Company believes its VLM expertise and services, custom computing systems specifically designed to support the Company's business and knowledgeable industry-experienced personnel are differentiating factors in this group of competitors.

    In the technology services market, there are a significant number of competitors, ranging from small local consulting services practices to large companies such as Whittman-Hart, the technology services divisions of major hardware resellers such as VanStar Corporation, ENTEX Information Services, Inc. and Compucom Systems, Inc. and the consulting divisions of national accounting firms such as Andersen Consulting. The Company believes that its concentration on high-end enterprise architectural planning and consultation covering multiple key specific technologies helps to differentiate the Company from other competitors in the technology services area of its business, as well as its global presence.

    The manner in which personal computer software products are distributed and sold is continually changing and new methods of distribution may emerge or expand. Software publishers may intensify their efforts to sell their products directly to end-users, including current and potential customers of the Company. In the past, direct sales from software publishers to end-users have not been significant, although end-users have traditionally been able to purchase upgrades directly from publishers. From time to time, some publishers have instituted programs for the direct sale of single large order quantities of software to major corporate accounts, and the Company anticipates that these types of transactions will continue to be used by various publishers in the future. The Company could be adversely affected if major software publishers successfully implement programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the resale channel. The Company believes that the total range of services it provides to its customers cannot be easily substituted by publishers, particularly because publishers do not offer the scope of services or product offerings required by most of the Company's customers. However, there can be no assurance that publishers will not increase their efforts to sell substantial quantities of software directly to end-users. In addition, the acceptance of VLM agreements by organizations as a method to purchase software has continued to expand over the past year. Should publishers permit others to sell VLM agreements, or should additional competitors develop the capabilities required to service and support large licensing programs, the Company's competitive advantage could be negatively impacted. If the resale channel's participation in VLM agreements is reduced or eliminated or if other methods of distribution of software become common, the Company's business and financial results could be materially adversely affected. Management believes that greater acceptance of VLM agreements will be one of the factors that over time will lead to electronic distribution of software. The Company intends to participate in this method of software distribution as demand for this service by large organizations emerges and as communications technology improvements permit electronic software distribution to be made securely and efficiently. The Company's continuing investment in electronic software distribution and electronic commerce reflects the Company's commitment to meeting the changing needs of its customers. There continues to be an increase in the sale of personal computers to homes and small businesses with many popular software application programs bundled with the hardware. If bundling of software with hardware becomes accepted by large corporate customers in the future, such bundling could have an adverse effect on the Company's business.

EMPLOYEES

    As of April 30, 1998, the Company had approximately 1,700 employees in North America, Europe and Asia/Pacific. Over 550 additional employees were added by June 30, 1998, as a result of a large support contract won by the Company. The Company has entered into non-competition agreements and/or non-solicitation agreements with substantially all of its sales and Technology Services Group personnel. None of the Company's employees are represented by a union.

ITEM 2.  PROPERTIES

    The Company currently leases approximately 211,000 square feet of space in Garland, Texas (a suburb of Dallas) for its corporate headquarters. The Garland leases have current monthly payments of approximately $79,000 and, pursuant to recent extensions, have remaining terms of seven to nine years. The Company leases approximately 71,000 square feet of office space in Spokane, Washington with current monthly payments of approximately $55,000. As of April 30, 1998, the Spokane lease had a remaining term of three years. The Company's distribution facility in Louisville, Kentucky consists of approximately 62,500 square feet of space which is leased for approximately $18,000 per month. The remaining term of the Louisville lease is approximately three years. Within North America, the Company also leases office space in various markets for its Technology Services Group.

    With respect to its European-based operations, the Company currently leases space for its operations center in Dublin, Ireland, and leases office space in three other markets. In Asia/Pacific, the Company occupies leased office space in seven markets.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended April 30, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common stock is traded over the counter and is listed on The Nasdaq Stock Market under the symbol SSPE. The following table sets forth the range of high and low last reported sales prices for the Company's common stock for the last eight fiscal quarters.

                                                                                         HIGH        LOW
                                                                                       ---------  ---------
Fiscal Year 1998 Quarter Ended:
July 31..............................................................................  $   15.00  $   10.50
October 31...........................................................................      19.13      12.75
January 31...........................................................................      15.75      11.19
April 30.............................................................................      22.56      15.38
Fiscal Year 1997 Quarter Ended:
July 31..............................................................................      25.00      21.50
October 31...........................................................................      30.50      23.00
January 31...........................................................................      33.50      22.50
April 30.............................................................................      24.25      13.00

    On July 24, 1998, the last reported sales price of the Company's common stock as reported on The Nasdaq Stock Market was $19.88 per share. On July 24, 1998 there were 558 holders of record (representing approximately 2,000 beneficial owners) of the Company's common stock. The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the near term.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

STATEMENT OF OPERATIONS DATA
  (In thousands, except per share amounts)

                                                        YEAR ENDED APRIL 30,        YEAR ENDED MARCH 31,(1)
                                                       ----------------------  ----------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
Net sales............................................  $  884,087  $  796,285  $  398,501  $  352,141  $  283,063
Gross margin.........................................     100,310      94,330      54,438      48,328      38,142
Operating income.....................................      11,149       1,816      10,163      12,938      10,562
Net income (loss)....................................       4,487        (845)      7,366       8,788       7,004
Earnings (loss) per share (2)
  Basic..............................................        1.04        (.20)       1.76        2.11        1.69
  Diluted............................................        1.03        (.20)       1.73        2.08        1.66
Weighted average shares outstanding
  Basic..............................................       4,318       4,314       4,196       4,169       4,145
  Diluted............................................       4,351       4,314       4,260       4,217       4,216

BALANCE SHEET DATA
  (In thousands)

                                                           AS OF APRIL 30,               AS OF MARCH 31,
                                                        ----------------------  ---------------------------------
                                                           1998        1997        1996        1995       1994
                                                        ----------  ----------  ----------  ----------  ---------
Working capital.......................................  $   11,908  $   31,673  $   59,052  $   58,407  $  50,619
Total assets..........................................     258,631     270,441     150,180     124,698     94,255
Total debt............................................       8,206      37,370      --          --         --
Shareholders' equity..................................      76,270      73,939      73,363      65,834     57,041

------------------------

(1) In fiscal 1997, the Company changed its fiscal year-end from March 31 to April 30.

(2) The earnings per share amounts prior to 1998 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company's revenues are derived primarily from the sale of PC software products and technology services in North America, Europe and Asia/Pacific.

    The Company sells PC software through volume licensing and maintenance ("VLM") agreements, or right-to-copy arrangements, and full-packaged PC software products either from its distribution centers or through third-party distributors. With the continued increase in sales of software applications through VLM agreements, the third month of each calendar quarter generally represents 40% to 60% of the Company's quarterly sales volume. Accordingly, in 1997, the Company changed its fiscal year-end from March 31 to April 30 to better match the Company's fiscal periods with its business cycles.

    In April 1996, the Company acquired substantially all of the assets of Essentially Group Limited and all of the outstanding shares of capital stock of Essentially Group (Australia) Limited, privately-held information technology companies, at a purchase price of $6.3 million. The acquisition of Essentially Group provides the Company with a business presence in the Asia/Pacific market and completes the Company's global operations strategy which includes maintaining operations centers in North America, Europe and Asia/Pacific to serve the major worldwide desktop technology markets and the needs of customers who do business globally.

    In May 1996, the Company acquired certain operating assets of the corporate, government and education ("CGE") division of Egghead, Inc. for $45 million. With the CGE acquisition, the Company significantly increased its market presence in North America. For fiscal 1997 and 1996, the pro forma combined sales of the Company and the CGE division were $808 million and $762 million, respectively. The change in the Company's year-end also provides enhanced comparability between fiscal 1997 and 1998, as the financial impact of the Company's May 1996 acquisition of the CGE division--which doubled the size of the Company--is now reflected across each quarter of fiscal 1997.

    Throughout this discussion, "fiscal 1998" and "fiscal 1997" refer to the fiscal years ended April 30, 1998 and 1997. "Fiscal 1996" refers to the fiscal year ended March 31, 1996.

    The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                                                PERCENTAGE OF NET SALES
                                                                                     FOR YEAR ENDED
                                                                         --------------------------------------
                                                                          APRIL 30,    APRIL 30,    MARCH 31,
                                                                            1998         1997          1996
                                                                         -----------  -----------  ------------
Net sales..............................................................      100.0%       100.0%        100.0%
Cost of sales..........................................................       88.7         88.2          86.3
                                                                             -----        -----         -----
Gross margin...........................................................       11.3         11.8          13.7
Selling, general and administrative expenses...........................        9.0         10.6          10.4
Depreciation and amortization..........................................        1.1          1.0            .7
                                                                             -----        -----         -----
Operating income.......................................................        1.2           .2           2.6
Interest expense (income), net.........................................         .3           .3           (.2)
                                                                             -----        -----         -----
Income (loss) before income taxes......................................         .9          (.1)          2.8
Income tax expense.....................................................         .4        --              1.0
                                                                             -----        -----         -----
Net income (loss)......................................................         .5%         (.1)%         1.8%
                                                                             -----        -----         -----
                                                                             -----        -----         -----

NET SALES

    Sales have increased each year since the Company's inception in 1983. Increases in sales of PC software and technology services have resulted from the Company's market share growth, geographic expansion and strategic acquisitions. Sales increases also reflect overall growth in the PC software and technology services industries.

    For the year ended April 1998, sales of PC software increased 9%. Software sales increased 100% for the year ended April 1997 due to the CGE acquisition. The Company serves as a designated service provider for VLM agreements, which are frequently used by customers seeking to standardize desktop software applications and, consequently, may involve significant quantities for each customer at lower per-unit prices than full-packaged software products. The increased popularity of VLM agreements has contributed to the increase in unit volume sales, as well as the reduction in average unit prices of PC software in recent years. Sales of software through VLM agreements represented 72%, 59% and 46% of net sales for fiscal 1998, 1997 and 1996, respectively.

    For the years ended April 1998 and 1997, revenue from technology services provided through the Company's Technology Services Group ("TSG") increased 63% and 138%, respectively. The Company increased its technology services locations from ten at March 31, 1996, to 23 worldwide locations at April 30, 1998. The Company plans to open additional international sites during fiscal 1999. In fiscal 1998 and 1997, fee-based technology services represented approximately 6% and 4% of the Company's overall sales; however, such revenue generated approximately 21% and 16% of the Company's gross margin dollars. During fiscal 1998, the Company saw continued improvement in the contribution to overhead from its consulting sites and expanding technology support centers, which provide fee-based telephone support on behalf of software publishers and corporate customers. As more of the consulting offices mature over time, the impact of TSG on the Company's consolidated operating results should continue to improve.

    The Company believes that future increases in sales will depend upon the Company's ability to maintain and increase its customer base, to continue to increase its market share, to develop and expand its Technology Services Group and to capitalize on continued growth in desktop technology markets around the world.

INTERNATIONAL OPERATIONS

    For fiscal 1998 and 1997, sales outside of the United States totaled $128 million and $106 million as compared to $27 million for fiscal 1996, when the Company's international operations were limited to the Canadian and European markets.

    Sales in Europe increased 100% to $55.3 million in fiscal 1998 as compared to $27.7 million in the prior year. The increase is primarily due to increased sales of software under VLM agreements.

    In fiscal 1998, the Company's operating loss in Asia/Pacific was approximately $2.5 million, a reduction from the $4.9 million operating loss reported in the prior year. In recent quarters, the Company has adjusted its Asia/Pacific business model to mirror the lower-cost, more centralized structure in the Company's North American and European operations. Recently installed information systems have allowed the Company to complete its consolidation into a centralized operations center in Sydney, Australia. In addition, the Company has reduced expenses by closing smaller unprofitable offices and reducing the number of employees in the region.

    Fluctuations in foreign currencies against the U.S. dollar did not have a significant effect on the Company's operating results for the periods presented.

GROSS MARGIN

    Overall gross margin as a percentage of net sales was 11.3%, 11.8% and 13.7% in fiscal 1998, 1997 and 1996, respectively. The decline in overall gross margin as a percentage of net sales reflects the decline in gross margin on the sale of PC software, discussed below. In addition, gross margin was negatively impacted by the change in the Company's sales mix as a result of the CGE acquisition. Substantially all revenue from former CGE customers was derived from PC software sales, which have lower gross margins than do the Company's technology services offerings.

    In fiscal 1998, gross margins on PC software sales declined to 9.5%, as compared to 10.4% in fiscal 1997 and 11.9% in fiscal 1996. The decline in product gross margins reflects the increasing percentage of VLM product sales and lower levels of financial incentives available from suppliers. The Company generally realizes lower gross margins on sales of software through VLM agreements, as compared to sales of full-packaged software products.

    The decline in software margins in fiscal 1998 was partially offset by growth in revenue from fee-based services, which have higher gross margins as a percent of net sales than sales of software. The contribution from these services represented approximately 21% of overall gross margin dollars in fiscal 1998 as compared to 16% and 17% of gross margin dollars in fiscal 1997 and 1996, respectively.

    The Company believes its gross margin percentage on sales of software may continue to decline if the volume of software product sales by the Company through VLM agreements continues to increase or if publishers respond to continued market pressures by further reducing financial incentives available to resellers. The Company believes that this potential decrease in product gross margin percentage may be partially offset by anticipated increases in revenue from technology services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses include the costs of the Company's sales and marketing organization as well as purchasing, distribution and administrative costs. The Company incurs a significant amount of marketing and advertising costs based upon available advertising and cooperative marketing funds received from software publishers and vendors. These funds are offset against related selling, general and administrative expenses.

    For fiscal 1998, 1997 and 1996, selling, general and administrative expenses, as a percentage of net sales, were 9.0%, 10.6% and 10.4%, respectively. Selling, general and administrative expenses in fiscal 1997 reflected certain transition costs, including temporary staffing, excess travel and telephone expenses and costs associated with systems implementation, totaling approximately $3.7 million, primarily in connection with the Company's CGE acquisition. Excluding these identifiable transition costs, selling, general and administrative expenses as a percentage of net sales would have been 10.2% for fiscal 1997. The decline in selling, general and administrative expenses as a percentage of net sales is due in part to the Company's ongoing efforts to reduce its operating costs, as well as operating efficiencies realized as a result of the Company's larger size.

DEPRECIATION AND AMORTIZATION

    The increases in depreciation and amortization for fiscal 1998 and 1997 as compared to fiscal 1996 reflect depreciation on the higher level of fixed assets and amortization of goodwill recorded in connection with the Company's business acquisitions. Most of the purchase price for these acquisitions represents goodwill, which the Company is amortizing over a 20-year period.

INCOME TAX EXPENSE

    The Company's effective tax rates for fiscal 1998, 1997 and 1996 were 45%, 45% and 35%, respectively. The increase in the effective tax rates since fiscal 1996 reflects the impact of foreign operations and an increase in non-deductible expenses, primarily goodwill amortization in Asia/Pacific.

LIQUIDITY AND CAPITAL RESOURCES

    At April 30, 1998, the Company had approximately $7.1 million in cash and cash equivalents. In fiscal 1998, the Company amended its bank financing arrangements by restructuring its $30 million term loan and $60 million revolving line of credit as a $100 million secured revolving credit facility (the "Amended Facility"). The Amended Facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, permits the Company to borrow up to $100 million, subject to availability under its borrowing base. As of April 30, 1998, the Company had no outstanding borrowings under the Amended Facility. The Amended Facility requires the Company to maintain certain financial covenants and ratios and places limitations on dividend payments, capital expenditures and certain other borrowings. The Amended Facility bears interest at a variable rate and expires in March 2001. In addition, the Company had approximately $7.3 million outstanding under its $8 million foreign revolving credit facilities. These facilities are secured by letters of credit issued by the Company and expire in April 1999. The Company intends to refinance the outstanding amounts through borrowings under the Amended Facility.

    In September 1997, the Company announced the adoption of a Stock Repurchase Plan, which allows the Company to purchase up to $2.5 million of the Company's common stock in the open market or through privately negotiated transactions. The Company funds such purchases with cash or borrowings under its credit facility. As of June 30, 1998, the Company had repurchased 130,300 shares of common stock, for a total of $2.2 million, under the Stock Repurchase Plan. In July 1998, the Company announced the extension of the Stock Repurchase Plan to include an additional $2.5 million.

    The increase in trade accounts receivable from April 30, 1997 to April 30, 1998 reflects the increase in net sales for fiscal 1998 offset by improved collections. At April 30, 1998 and 1997, accounts receivable represented approximately 61 and 75 days of historical sales, respectively. The Company generally carries inventory adequate to meet product sales levels for a period of less than one month. The decrease in inventory as of April 30, 1998 compared to April 30, 1997 resulted from the increasing percentage of product sales under VLM agreements as well as a shift toward shipping product directly from the Company's vendors.

    Net cash provided by operations was $37.7 million in fiscal 1998, as opposed to $13.1 million of cash used in operations in fiscal 1997. The increase in cash provided by operations reflects the Company's improved profitability, reduced inventory levels and increased collections on accounts receivable. In addition, the Company used a higher level of cash in its operations in fiscal 1997 as it financed the growth in its receivables resulting from increased sales following the CGE acquisition. In fiscal 1996, $16.7 million of cash was provided by operations. The Company realized cash from operations in fiscal 1996 as a result of reduced inventory levels and management of vendor payments related to VLM agreements. Because sales of software through VLM agreements represent sales of licensed products not held in inventory, the Company did not increase its inventory balances in proportion to its sales growth.

    The increase in furniture, equipment and leasehold improvements in fiscal 1998 reflects approximately $8.1 million of capital expenditures relating to the ongoing upgrade of the Company's computer systems and expansion of its operations centers in Garland, Texas and Dublin, Ireland. The increase in furniture, equipment and leasehold improvements in fiscal 1997 reflected approximately $2 million of capital assets included in the Company's acquisitions and approximately $11.6 million of capital expenditures related to installation of computer and telephone systems to support these acquisitions, ongoing upgrade of the Company's existing computer and telephone systems, expansion of its technology services offices, and relocation and consolidation of its United States distribution facilities in Louisville, Kentucky. The Company's capital expenditures for fiscal 1999 are expected to exceed $9 million, including expenditures to further upgrade the Company's computer systems and to expand its U.S. operations facilities.

    The Company expects that its cash requirements for fiscal 1999 will be satisfied from cash flow from operations and borrowings under its credit facility.

YEAR 2000

    Over the last three years, the Company has replaced or upgraded most of the core management information systems used in the Company's business. The Company is currently conducting a review of these systems to verify their compliance with Year 2000 date codes. In addition, the Company is conducting an inventory, review and assessment of its desktop computers, networks and servers, software applications and packages, and products and services provided by third parties for internal operations to determine whether or not they support Year 2000 date codes. The Company is also developing an overall plan outlining the tasks, resources and target dates necessary to ensure the ongoing operation of the Company's systems through the turn of the century and beyond. The Company plans to complete remediation of the systems that are not currently in compliance and to begin testing all of its systems in fiscal 1999. While the Company's inventory, review and assessment is still in process, the Company expects that the required modifications will be made on a timely basis and that the cost of such modifications will not have a material effect on the Company's operating results.

    The Company's Year 2000 initiative also provides for contacting key software vendors to determine whether they have effective plans to address the Year 2000. In the event that the Company's key vendors cannot provide the Company with software products that meet Year 2000 requirements on a timely basis, or if customers delay or forego software purchases based upon Year 2000 related issues, the Company's operating results could be materially adversely affected. In general, as a reseller of software products, the Company only passes through to its customers the applicable vendors' warranties. The Company's operating results could be materially adversely affected, however, if it were held liable for the failure of software products resold by the Company to be Year 2000 compliant despite its disclaimer of software product warranties.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Other than statements of historical fact, this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as the accompanying Annual Report on Form 10-K, includes certain forward-looking statements of the Company, including future market trends, estimates regarding the economy and the software industry in general and key performance indicators that impact the Company. In developing any forward-looking statements, the Company makes a number of assumptions, including expectations for continued market growth, anticipated revenue and gross margin levels, and cost savings and efficiencies, which includes the ability of the Company to develop electronic strategies. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. The Company's ability to continue to grow product sales and develop its technology consulting practice, improve its operating results in international markets and improve operational efficiencies will be key to its success in the future. If the industry's or the Company's performance differs materially from these assumptions or estimates, Software Spectrum's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The cautionary statements under "Forward-Looking Information" in Item I identify factors that could cause the Company's actual results to differ materially from those in the forward-looking statements in this document. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and under "Forward-Looking Information."

INFLATION

    The Company believes that inflation has not had a material impact on its operations or liquidity to date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the current directors of the Company, and the persons nominated for election as directors of the Company at its Annual Meeting of Shareholders to be held on September 17, 1998, will appear in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders under the caption "Election of Directors" to be filed pursuant to Regulation 14A. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

    Officers are elected annually by the Board of Directors and serve until their successors are elected and qualified. The current executive officers of the Company are as follows:

                                                                                            OFFICER
NAME                                                POSITION                                 SINCE         AGE
----------------------  ----------------------------------------------------------------  -----------      ---
Judy O. Sims            Chairman and Chief Executive Officer                                    1983           45

Keith R. Coogan         President and Chief Operating Officer                                   1990           46

Roger J. King           Executive Vice President of Sales and Marketing                         1990           45

Richard G. Sims         Senior Vice President                                                   1983           44

James W. Brown          Vice President and Chief Financial Officer                              1998           41

Robert D. Graham        Vice President of Strategic Relationships and General Counsel,          1997           43
                          Secretary

Robert B. Mercer        Vice President and Chief Information Officer                            1994           46

Lisa M. Stewart         Vice President of Customer Operations                                   1996           36

Lorraine Castorina      Vice President of North American Sales                                  1998           52

Link W. Simpson         Vice President of Services                                              1998           44

Melissa D. Womack       Vice President of Marketing                                             1998           40

    Judy O. Sims has served as Chief Executive Officer of the Company since April 1988 and Chairman of the Board since July 1992. Ms. Sims is a co-founder of the Company and has been a director of the Company since its inception in 1983. Ms. Sims served as Treasurer of the Company from 1983 to October 1990, as Vice President from April 1987 to April 1988 and as President from April 1996 to May 1998. Ms. Sims was employed by the national accounting firm of Grant Thornton LLP from 1977 to 1985, where she last served as an audit partner. Ms. Sims is a Certified Public Accountant and is married to Richard Sims.

    Keith R. Coogan was named President in May 1998 and has been Chief Operating Officer since April 1996. Mr. Coogan served as Executive Vice President of the Company from April 1996 to May 1998 and had been a Vice President of the Company since October 1990. Mr. Coogan served as Secretary of the Company from May 1991 through July 1992 and as Treasurer from October 1990 to March 1992. From May 1989 until joining the Company, Mr. Coogan served as Vice President of Finance for Leather Center Holdings, Inc., a privately-held manufacturer and retailer of leather furniture. From January 1986 to May 1989, he was Vice President and Chief Financial Officer of Trinity Texas Corporation and Ward Hunt Investments, both of which were privately-held real estate sales and development organizations. Mr. Coogan is a Certified Public Accountant.

    Roger J. King was named Executive Vice President of Sales and Marketing in May 1998, having held the title of Vice President of Sales and Marketing since April 1996. From September 1990 to March 1996, Mr. King served as Vice President of Sales of the Company. Mr. King was employed by Lotus Development Corporation from September 1987 to September 1990, where he last served as Regional Manager for the software business group and was responsible for product sales in a 14-state region. From July 1985 to September 1987, Mr. King was a Vice President of the banking software group of Sterling Software, Inc., a software development company. Prior thereto, he spent nine years with IBM in various sales and sales management positions.

    Richard G. Sims is a co-founder of the Company and has been a director of the Company since 1983. In April 1996, Mr. Sims assumed the title of Senior Vice President with responsibility for the Company's Asia/Pacific expansion and operations. He is also involved with internal information systems design. From

1983 to March 1996, Mr. Sims served as President of the Company. Prior to 1983, Mr. Sims served as controller for various companies. Mr. Sims is a Certified Public Accountant and is married to Judy Sims.

    James W. Brown joined the Company in February 1998 as Vice President and Chief Financial Officer. From November 1991 until joining the Company, Mr. Brown served as Vice President of Corporate Accounting for Affiliated Computer Services, Inc., a publicly-held information technology outsourcing provider. Mr. Brown is a Certified Public Accountant.

    Robert D. Graham was elected Vice President of Strategic Relationships and General Counsel in January 1997 and Secretary in February 1997. Mr. Graham served on the Board of Directors of the Company from 1991 until February 1997. From 1980 through January 1997, Mr. Graham was in the private practice of law with the law firm of Locke Purnell Rain Harrell (A Professional Corporation) and its predecessor, in Dallas, Texas.

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

    Lisa M. Stewart has been Vice President of Customer Operations since April 1996. From January 1994 through March 1996, Ms. Stewart served as Director of Customer Operations for the Company after having served in various sales, sales management and operations positions. Prior to joining the Company in 1988, Ms. Stewart was employed by Fox T.V. and Hilton Services Corporation.

    Lorraine Castorina was promoted to Vice President of North American Sales in May 1998. Ms. Castorina joined the Company in February 1987 and has served in various sales positions, most recently as Director of North American Sales--West.

    Link W. Simpson was promoted to Vice President of Services in May 1998. Mr. Simpson also serves as President of the Company's Technology Services Group, a position he has held since February 1992. From 1985 until February 1992, Mr. Simpson managed Info-Pro, Inc., a network integration and applications development services company, which was acquired by the Company in February 1992. Before forming Info-Pro, Mr. Simpson was employed by Rockwell, International for nine years, where he held various positions in systems engineering and business development.

    Melissa D. Womack was promoted to Vice President of Marketing in May 1998. From May 1997 through April 1998, Ms. Womack served as Director of Marketing for the Company. Ms. Womack was previously Director of Sales and Marketing for SABRE Interactive and served in other marketing and sales positions for the SABRE Group since 1987.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item will appear in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on September 17, 1998, under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will appear in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on September 17, 1998, under the captions "Stock Ownership of Principal Shareholders" and "Stock Ownership of Management," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

    (1) and (2)--Index to Financial Statements and Schedules--The information required by this portion of Item 14 is set forth in a separate section following Part IV of this Report.

    (3)--The following documents are filed or incorporated by reference as exhibits to this Report:

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

   3.1(c) Articles of Amendment to Restated Articles of Incorporation, filed with the Secretary of State of Texas on November 25, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997).

   3.1(d)  Statement of Cancellation of Treasury Shares, filed with the Secretary of
             State of Texas on March 21, 1997 (incorporated by reference to the
             Company's Annual Report on Form 10-K for the fiscal year ended April 30,
             1997).

   3.2     Restated Bylaws of the Company, as amended (incorporated by reference to the Company's Registration Statement No. 33-40794 on Form S-1).

   3.3     Rights Agreement between the Company and KeyCorp Shareholder Services,
             Inc., (the "Rights Agreement") dated December 13, 1996, (incorporated by reference to the Company's Current Report on Form 8-K dated December 13,
             1996).

   3.4     Letter of Substitution of Rights Agent under Rights Agreement, dated June
             7, 1997 (appointing ChaseMellon Shareholders Services, L.L.C. as successor rights agent).

  10.1     IBM Business Partner Agreement between the Company, IBM Corporation and
             Lotus Development Corporation dated June 30, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997).

  10.2     Microsoft Corporation Channel Agreement dated July 1, 1997 between
             Microsoft Corporation and the Company, including Addendum dated July 1,
             1997 (Appointment as a Direct Reseller); Addendum dated July 1, 1997
             (Appointment as a Large Account Reseller); and Addendum dated July 1,
             1997 (Rebate and Marketing Fund).

  10.3     [intentionally omitted]

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

  10.4(c)  Third Amendment to Lease Agreement dated effective as of April 20, 1998 between CIIF Associates II Limited Partnership and the Company.

  10.5(a)  Commercial Lease Agreement dated as of April 19, 1993, between Kancro,
             L.P. and the Company (incorporated by reference to the Company's Annual
             Report on Form 10-K for the fiscal year ended March 31, 1993).

  10.5(b)  Amendment #2--Expansion Agreement to Lease Agreement dated as of June 20,
             1994 between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March
             31, 1994).

  10.5(c)  Third Amendment to Commercial Lease Agreement dated effective April 1,
             1995 between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March
             31, 1995).

  10.5(d)  Fourth Amendment to Commercial Lease Agreement dated effective as November
             25, 1996 between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
             April 30, 1997).

  10.5(e)  Fifth Amendment to Commercial Lease Agreement dated effective as of March
             9, 1998 between Kancro, L.P. and the Company.

  10.6     Lease Agreement between Spokane Teachers Credit Union and the Company dated May 1, 1998.

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

  10.9     1989 Stock Option Plan of the Company, as amended (incorporated by reference to the Company's Registration Statement No. 33-40794 on Form
             S-1).

  10.10    Software Spectrum, Inc. Employee Stock Purchase Plan, as amended
             (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997).

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

  10.13    Management Continuity Agreement ("Continuity Agreement") between the
             Company and James W. Brown, dated March 1, 1998, together with schedule identifying additional executive officers that are parties to Continuity
             Agreements.

  10.14    Non-Employee Directors' Retainer Stock Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended
             December 31, 1995).

  10.15    Limited Waiver Agreement, dated July 31, 1997, between the Company and
             Private Capital Management, Inc. (incorporated by reference to the
             Company's Quarterly Report on Form 10-Q for the quarterly period ended
             July 31, 1997).

  10.16    Amended and Restated Credit Agreement dated March 11, 1998 among the
             Company, the Chase Manhattan Bank, as Administrative Agent, Chase Bank
             of Texas, National Association, as Collateral Agent and other participating financial institutions (incorporated by reference to the
             Company's Quarterly Report on Form 10-Q for the quarterly period ended
             January 31, 1998).

  21       Subsidiaries of the Company.

  23       Consent of Grant Thornton LLP, Independent Accountants

  24       Power of Attorney (included on the signature page of this Form 10-K).

  27       Financial Data Schedule

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K have been filed during the quarter ended April 30, 1998.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Certified Public Accountants

Financial Statements (Item 14(a) (1))

  Consolidated Balance Sheets as of April 30, 1998 and 1997

  Consolidated Statements of Operations for the two years ended April 30, 1998, the month ended April 30, 1996 and the year ended March 31, 1996

  Consolidated Statements of Shareholders' Equity for the two years ended April 30,
    1998, the month ended April 30, 1996 and the year ended March 31, 1996

  Consolidated Statements of Cash Flows for the two years ended April 30, 1998, the month ended April 30, 1996 and the year ended March 31, 1996

  Notes to Consolidated Financial Statements

Financial Statement Schedule (Item 14 (a) (2))

  Report of Independent Certified Public Accountants on Schedules

  Schedule II--Valuation and Qualifying Accounts for the two years ended April 30, 1998, the month ended April 30, 1996 and the year ended March 31, 1996

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required or are inapplicable and therefore have been omitted. Individual financial statements of Software Spectrum, Inc. have been omitted since consolidated financial statements are being filed and no significant amount of the assets of the subsidiaries included in the consolidated financial statements being filed are restricted as to transfer to Software Spectrum, Inc.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Software Spectrum, Inc.

We have audited the accompanying consolidated balance sheets of Software Spectrum, Inc. and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended April 30, 1998 and 1997, the month ended April 30, 1996, and the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Software Spectrum, Inc. and subsidiaries as of April 30, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years ended April 30, 1998 and 1997, the month ended April 30, 1996, and the year ended March 31, 1996, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP
-------------------------------
Grant Thornton LLP

Dallas, Texas

June 24, 1998

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS

                                                                                                  APRIL 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Current assets
  Cash and cash equivalents...............................................................  $    7,129  $    7,440
  Trade accounts receivable, net of allowance for doubtful accounts of $3,050 in 1998 and
    $2,421 in 1997........................................................................     171,460     161,469
  Inventories.............................................................................       4,564      18,285
  Prepaid expenses........................................................................       2,279       6,596
  Other current assets....................................................................       1,024       3,015
                                                                                            ----------  ----------
    Total current assets..................................................................     186,456     196,805

Furniture, equipment and leasehold improvements, at cost..................................      37,951      30,627
  Less accumulated depreciation and amortization..........................................      17,538      11,440
                                                                                            ----------  ----------
                                                                                                20,413      19,187
Other assets, consisting primarily of goodwill, net of accumulated amortization of $5,661
  in 1998 and $2,858 in 1997..............................................................      51,762      54,449
                                                                                            ----------  ----------
                                                                                            $  258,631  $  270,441
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt....................................................  $      393  $    6,000
  Trade accounts payable..................................................................     160,331     145,260
  Other current liabilities...............................................................      13,824      13,872
                                                                                            ----------  ----------
    Total current liabilities.............................................................     174,548     165,132

Long-term debt, less current maturities...................................................       7,813      31,370

Shareholders' equity
  Preferred stock, par value $.01; authorized, 1,000,000 shares; issued and outstanding,
    none..................................................................................      --          --
  Common stock, par value $.01; authorized, 20,000,000 shares; issued, 4,397,678 shares in
    1998 and 4,363,523 shares in 1997.....................................................          44          44
  Additional paid-in capital..............................................................      39,496      39,040
  Retained earnings.......................................................................      40,765      36,278
  Currency translation adjustments........................................................      (2,627)       (877)
                                                                                            ----------  ----------
                                                                                                77,678      74,485
  Less treasury stock at cost--92,111 shares in 1998 and 34,311 shares in 1997............       1,408         546
                                                                                            ----------  ----------
    Total shareholders' equity............................................................      76,270      73,939
                                                                                            ----------  ----------
                                                                                            $  258,631  $  270,441
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          YEAR ENDED          MONTH
                                                                          APRIL 30,           ENDED    YEAR ENDED
                                                                    ----------------------  APRIL 30,  MARCH 31,
                                                                       1998        1997       1996        1996
                                                                    ----------  ----------  ---------  ----------
Net sales.........................................................  $  884,087  $  796,285  $  28,380  $  398,501
Cost of sales.....................................................     783,777     701,955     24,260     344,063
                                                                    ----------  ----------  ---------  ----------
  Gross margin....................................................     100,310      94,330      4,120      54,438
Selling, general and administrative expenses......................      79,510      84,734      4,667      41,459
Depreciation and amortization.....................................       9,651       7,780        297       2,816
                                                                    ----------  ----------  ---------  ----------
  Operating income (loss).........................................      11,149       1,816       (844)     10,163
Interest expense (income)
  Interest expense................................................       3,279       2,956         42          53
  Interest income.................................................        (332)       (358)      (122)     (1,175)
                                                                    ----------  ----------  ---------  ----------
                                                                         2,947       2,598        (80)     (1,122)
                                                                    ----------  ----------  ---------  ----------
  Income (loss) before income taxes...............................       8,202        (782)      (764)     11,285
Income tax expense (benefit)......................................       3,715          63       (269)      3,919
                                                                    ----------  ----------  ---------  ----------
  Net income (loss)...............................................  $    4,487  $     (845) $    (495) $    7,366
                                                                    ----------  ----------  ---------  ----------
                                                                    ----------  ----------  ---------  ----------
Earnings (loss) per share
  Basic...........................................................  $     1.04  $     (.20) $    (.12) $     1.76
                                                                    ----------  ----------  ---------  ----------
                                                                    ----------  ----------  ---------  ----------
  Diluted.........................................................  $     1.03  $     (.20) $    (.12) $     1.73
                                                                    ----------  ----------  ---------  ----------
                                                                    ----------  ----------  ---------  ----------
Weighted average shares outstanding
  Basic...........................................................       4,318       4,314      4,263       4,196
                                                                    ----------  ----------  ---------  ----------
                                                                    ----------  ----------  ---------  ----------
  Diluted.........................................................       4,351       4,314      4,263       4,260
                                                                    ----------  ----------  ---------  ----------
                                                                    ----------  ----------  ---------  ----------

                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                               COMMON STOCK       ADDITIONAL                  CURRENCY         TREASURY STOCK
                                          ----------------------    PAID-IN     RETAINED     TRANSLATION   ----------------------
                                           SHARES      AMOUNT       CAPITAL     EARNINGS     ADJUSTMENTS    SHARES      AMOUNT
                                          ---------  -----------  -----------  -----------  -------------  ---------  -----------
Balances at April 1, 1995...............  4,209,550   $      42    $  35,979    $  30,252     $      63      (32,238)  $    (502)
Stock issued pursuant to employee
  benefit plans, including related tax
  benefit
  of $165...............................     31,834      --              415       --            --           --          --
Purchase of treasury stock..............     --          --           --           --            --           (1,788)        (36)
Net income..............................     --          --           --            7,366        --           --          --
Currency translation adjustments........     --          --           --           --              (216)      --          --
                                          ---------         ---   -----------  -----------  -------------  ---------  -----------
Balances at March 31, 1996..............  4,241,384          42       36,394       37,618          (153)     (34,026)       (538)
Stock issued pursuant to employee
  benefit plans.........................        776      --               14       --            --           --          --
Stock issued in connection with
  acquisition of Essentially Group......     55,363           1        1,136       --            --           --          --
Net loss................................     --          --           --             (495)       --           --          --
                                          ---------         ---   -----------  -----------  -------------  ---------  -----------
Balances at April 30, 1996..............  4,297,523          43       37,544       37,123          (153)     (34,026)       (538)
Stock issued pursuant to employee
  benefit plans, including related tax
  benefit
  of $103...............................     66,000           1        1,496       --            --           --          --
Purchase of treasury stock..............     --          --           --           --            --             (285)         (8)
Net loss................................     --          --           --             (845)       --           --          --
Currency translation adjustments........     --          --           --           --              (724)      --          --
                                          ---------         ---   -----------  -----------  -------------  ---------  -----------
Balances at April 30, 1997..............  4,363,523          44       39,040       36,278          (877)     (34,311)       (546)
Stock issued pursuant to employee
  benefit plans, including related tax
  benefit
  of $5.................................     34,155      --              456       --            --           --          --
Purchase of treasury stock..............     --          --           --           --            --          (57,800)       (862)
Net income..............................     --          --           --            4,487        --           --          --
Currency translation adjustments........     --          --           --           --            (1,750)      --          --
                                          ---------         ---   -----------  -----------  -------------  ---------  -----------
Balances at April 30, 1998..............  4,397,678   $      44    $  39,496    $  40,765     $  (2,627)     (92,111)  $  (1,408)
                                          ---------         ---   -----------  -----------  -------------  ---------  -----------
                                          ---------         ---   -----------  -----------  -------------  ---------  -----------


                                            TOTAL
                                          ---------
Balances at April 1, 1995...............  $  65,834
Stock issued pursuant to employee
  benefit plans, including related tax
  benefit
  of $165...............................        415
Purchase of treasury stock..............        (36)
Net income..............................      7,366
Currency translation adjustments........       (216)
                                          ---------
Balances at March 31, 1996..............     73,363
Stock issued pursuant to employee
  benefit plans.........................         14
Stock issued in connection with
  acquisition of Essentially Group......      1,137
Net loss................................       (495)
                                          ---------
Balances at April 30, 1996..............     74,019
Stock issued pursuant to employee
  benefit plans, including related tax
  benefit
  of $103...............................      1,497
Purchase of treasury stock..............         (8)
Net loss................................       (845)
Currency translation adjustments........       (724)
                                          ---------
Balances at April 30, 1997..............     73,939
Stock issued pursuant to employee
  benefit plans, including related tax
  benefit
  of $5.................................        456
Purchase of treasury stock..............       (862)
Net income..............................      4,487
Currency translation adjustments........     (1,750)
                                          ---------
Balances at April 30, 1998..............  $  76,270
                                          ---------
                                          ---------

                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED           MONTH       YEAR
                                                                          APRIL 30,            ENDED       ENDED
                                                                   ------------------------  APRIL 30,   MARCH 31,
                                                                      1998         1997        1996        1996
                                                                   -----------  -----------  ---------  -----------
Operating activities
  Net income (loss)..............................................  $     4,487  $      (845) $    (495)  $   7,366
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
    Provision for bad debts......................................        1,747        2,001         46         633
    Depreciation and amortization................................        9,651        7,780        297       2,816
    Deferred income taxes........................................         (140)      (1,402)        (9)        435
    Changes in operating assets and liabilities
      Trade accounts receivable..................................      (13,040)     (90,065)     8,313      (4,427)
      Inventories................................................       13,705       (1,324)    (3,354)        755
      Prepaid expenses and other assets..........................        4,357        7,164     (1,452)     (6,251)
      Trade accounts payable and other current
        liabilities..............................................       16,980       63,585      1,917      15,367
                                                                   -----------  -----------  ---------  -----------
  Net cash provided by (used in) operating activities............       37,747      (13,106)     5,263      16,694
                                                                   -----------  -----------  ---------  -----------
Investing activities
  Sales of short-term investments, net...........................      --             7,370      1,037       6,321
  Purchase of furniture, equipment and leasehold improvements....       (8,091)     (12,726)      (502)     (4,166)
  Purchase of subsidiaries, net of cash acquired.................      --           (41,188)    (4,803)     (2,377)
                                                                   -----------  -----------  ---------  -----------
  Net cash used in investing activities..........................       (8,091)     (46,544)    (4,268)       (222)
                                                                   -----------  -----------  ---------  -----------
Financing activities
  Borrowings on long-term debt...................................      266,381      257,985     --          --
  Repayments of long-term debt...................................     (295,663)    (220,615)    --          --
  Proceeds from stock issuance, including tax benefit related to
    stock options exercised......................................          456        1,497         14         415
  Purchase of treasury stock.....................................         (862)          (8)    --             (36)
                                                                   -----------  -----------  ---------  -----------
  Net cash provided by (used in) financing activities............      (29,688)      38,859         14         379
                                                                   -----------  -----------  ---------  -----------
Effect of exchange rate changes on cash..........................         (279)        (725)      (176)       (271)
                                                                   -----------  -----------  ---------  -----------
Increase (decrease) in cash and cash equivalents.................         (311)     (21,516)       833      16,580
Cash and cash equivalents at beginning of period.................        7,440       28,956     28,123      11,543
                                                                   -----------  -----------  ---------  -----------
Cash and cash equivalents at end of period.......................  $     7,129  $     7,440  $  28,956   $  28,123
                                                                   -----------  -----------  ---------  -----------
                                                                   -----------  -----------  ---------  -----------
Supplemental disclosure of cash paid during the period
  Income taxes...................................................  $     2,004  $     2,020  $      11   $   3,776
  Interest.......................................................        3,730        2,459          6          35

                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Software Spectrum, Inc. ("the Company") is a leading global supplier of personal computer software and technology services to organizations. In fiscal 1998 and 1997, the Company's revenues were derived primarily from the sale of personal computer software and technology services in North America, Europe and Asia/Pacific.

PRINCIPLES OF CONSOLIDATION

    The accompanying financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

    In 1997, the Company changed its fiscal year end from March 31 to April 30. The financial statements for the period from April 1, 1996 to April 30, 1996 are also presented herein. The amounts reflected for the one-month period ended April 30, 1996 should not be considered indicative of results that would have been obtained for a full fiscal quarter or year.

ESTIMATES

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

    The Company considers all investments with maturities of three months or less when purchased to be cash equivalents.

CREDIT RISK

    Trade accounts receivable are generally due from a diverse group of companies and, accordingly, do not include any specific concentrations of credit risk.

FINANCIAL INSTRUMENTS

    The fair values of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and long-term debt, approximate their carrying values.

INVENTORIES

    Inventories, which consist primarily of purchased personal computer software programs, are stated at cost, not in excess of market value. Cost is determined by the moving weighted average method.

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Furniture, equipment and leasehold improvements are stated at cost. Depreciation of furniture and equipment is provided primarily on the straight-line method over the estimated useful lives ranging from

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

NOTE A--NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
2 to 10 years. Amortization of leasehold improvements is provided on the straight-line method over the terms of the corresponding leases.

FOREIGN CURRENCY TRANSLATION

    The functional currency for the Company's foreign subsidiaries is the applicable local currency. Assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of foreign subsidiaries are reflected in shareholders' equity.

REVENUE RECOGNITION

    The Company recognizes revenue from software sales at the time of product shipment, or in accordance with terms of licensing contracts. Historically, the Company has recognized maintenance revenue ratably over the terms of the related contracts. While the contracts provide for cancellation by the customer, the Company has experienced limited refunds of maintenance payments. Since the Company has no material costs associated with future performance under these contracts, the Company began recognizing this revenue when invoiced in fiscal 1998. The cumulative impact of this policy change and the impact of the change on the 1998 fiscal year were not material. Service revenue is recognized as the services are provided. Advance billings are recorded as deferred revenue.

STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123 (SFAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations and to apply SFAS 123 on a disclosure basis only.

EARNINGS PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), EARNINGS PER SHARE. SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the requirements of SFAS 128.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board released Statement No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME and Statement No. 131 (SFAS
131), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 130 addresses the manner in which certain adjustments to shareholders' equity are displayed in the financial statements, but does not affect reported assets or net income. SFAS 131 requires disclosure of certain information about operating segments and geographic

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

NOTE A--NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) areas of operation. The new pronouncements are effective for the Company's fiscal year ending April 30, 1999.

NOTE B--LONG-TERM DEBT

    Long-term debt consisted of (in thousands):

                                                                                          APRIL 30,
                                                                                     --------------------
                                                                                       1998       1997
                                                                                     ---------  ---------
Secured $100 million revolving credit facility.....................................  $  --      $  --
Floating rate term loan due March 2001.............................................     --         30,000
Notes payable to foreign banks.....................................................      7,300      7,307
Capital lease obligations..........................................................        877     --
Other..............................................................................         29         63
                                                                                     ---------  ---------
                                                                                         8,206     37,370
Less current maturities............................................................        393      6,000
                                                                                     ---------  ---------
                                                                                     $   7,813  $  31,370
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    In fiscal 1998, the Company amended its domestic bank financing arrangements to restructure its $30 million term loan and $60 million revolving credit facility as a $100 million secured revolving credit facility (the "Amended Facility"). The Amended Facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, permits the Company to borrow up to $100 million, subject to availability under its borrowing base. At April 30, 1998, $92 million was available under the Amended Facility. The Amended Facility bears interest at a variable rate (7.375% at April 30, 1998) and provides for an annual commitment fee equal to a variable percentage of the unused line of credit. The Amended Facility, which expires in March 2001, requires the Company to maintain certain financial covenants and ratios and places limitations on dividend payments, capital expenditures and certain other borrowings.

    Certain of the Company's foreign subsidiaries have revolving credit facilities with local banks totaling $8 million. Borrowings bear interest at floating rates (approximately 5.8% at April 30, 1998) and are secured by letters of credit issued by the Company. The facilities expire in April 1999. The Company intends to refinance the outstanding amounts through borrowings under the Amended Facility.

    Computer equipment totaling $877,000 was acquired in 1998 under a two-year agreement classified as a capital lease. The lease has an effective interest rate of 4.15% and includes a purchase option at its termination in May 2000. Annual maturities of long-term debt are $393,000, $461,000 and $7,352,000 for the years ending April 30, 1999, 2000 and 2001, respectively.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

NOTE C--INCOME TAXES

    The Company's provision (benefit) for income taxes is comprised of the following (in thousands):

                                                                     FEDERAL     FOREIGN      STATE      TOTAL
                                                                    ---------  -----------  ---------  ---------
Year ended April 30, 1998
  Current.........................................................  $   3,531   $     (87)  $     411  $   3,855
  Deferred........................................................       (282)        142      --           (140)
                                                                    ---------       -----   ---------  ---------
                                                                    $   3,249   $      55   $     411  $   3,715
                                                                    ---------       -----   ---------  ---------
                                                                    ---------       -----   ---------  ---------
Year ended April 30, 1997
  Current.........................................................  $   1,234   $      78   $     153  $   1,465
  Deferred........................................................       (523)       (879)     --         (1,402)
                                                                    ---------       -----   ---------  ---------
                                                                    $     711   $    (801)  $     153  $      63
                                                                    ---------       -----   ---------  ---------
                                                                    ---------       -----   ---------  ---------
Month ended April 30, 1996
  Current.........................................................  $    (191)  $     (65)  $      (4) $    (260)
  Deferred........................................................         19         (28)     --             (9)
                                                                    ---------       -----   ---------  ---------
                                                                    $    (172)  $     (93)  $      (4) $    (269)
                                                                    ---------       -----   ---------  ---------
                                                                    ---------       -----   ---------  ---------
Year ended March 31, 1996
  Current.........................................................  $   3,109   $  --       $     375  $   3,484
  Deferred........................................................        435      --          --            435
                                                                    ---------       -----   ---------  ---------
                                                                    $   3,544   $  --       $     375  $   3,919
                                                                    ---------       -----   ---------  ---------
                                                                    ---------       -----   ---------  ---------

    A reconciliation of income tax expense (benefit) using the statutory federal income tax rate of 34% to the actual income tax expense (benefit) follows (in thousands):

                                                                      YEAR ENDED
                                                                      APRIL 30,        MONTH ENDED  YEAR ENDED
                                                                 --------------------   APRIL 30,    MARCH 31,
                                                                   1998       1997        1996         1996
                                                                 ---------  ---------  -----------  -----------
Income tax at statutory rate...................................  $   2,789  $    (266)  $    (260)   $   3,837
State and local income taxes, net of federal benefit...........        271        101          (4)         259
Differences between foreign and U.S. tax rates, including
  foreign losses without tax benefits..........................        327          7         (15)      --
Tax-exempt interest............................................     --            (17)         (5)        (282)
Non-deductible goodwill amortization...........................        165        137           9            8
Other..........................................................        163        101           6           97
                                                                 ---------  ---------       -----   -----------
Income tax expense (benefit)...................................  $   3,715  $      63   $    (269)   $   3,919
                                                                 ---------  ---------       -----   -----------
                                                                 ---------  ---------       -----   -----------

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

NOTE C--INCOME TAXES (CONTINUED)
    Deferred tax assets and liabilities as of April 30, 1998 and 1997 consist of the following (in thousands):

                                                                                            APRIL 30,
                                                                                       --------------------
                                                                                         1998       1997
                                                                                       ---------  ---------
Accounts receivable..................................................................  $     561  $     352
Inventories..........................................................................        541        432
Accrued expenses.....................................................................        586        338
Deferred revenue.....................................................................         11        137
Foreign net operating loss carryforward..............................................        569        752
                                                                                       ---------  ---------
  Deferred tax assets................................................................      2,268      2,011
                                                                                       ---------  ---------
Depreciation and amortization........................................................       (603)      (563)
Other................................................................................       (110)      (113)
                                                                                       ---------  ---------
  Deferred tax liabilities...........................................................       (713)      (676)
                                                                                       ---------  ---------
                                                                                       $   1,555  $   1,335
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    At April 30, 1998, the Company's foreign subsidiaries had net operating loss carryforwards of approximately $2.7 million. Utilization of these carryforwards is limited to income of the respective subsidiaries.

NOTE D--EMPLOYEE BENEFIT PLANS

    In July 1989, the Company adopted the 1989 Stock Option Plan, in which non-incentive stock options were granted. In August 1993, the shareholders approved the adoption of the 1993 Long Term Incentive Plan and the Company then ceased granting new options under the 1989 Stock Option Plan. Under the terms of the 1993 Long Term Incentive Plan, awards may be presented in the form of incentive or non-qualified stock options, restricted shares of common stock, or units valued on the basis of Company performance. Stock options are granted at the quoted market price of the Company's stock at the date of grant, become exercisable over periods of up to five years and expire on various dates from 1998 through 2004. At April 30, 1998, 142,400 shares of common stock were reserved for future grant under the 1993 Long Term Incentive Plan.

    The Company has adopted only the disclosure provisions of SFAS 123 for employee stock options and continues to apply APB 25 for recording stock options granted. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted subsequent to March 31, 1995, consistent with the methodology prescribed by SFAS 123, net income (loss) and earnings

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

NOTE D--EMPLOYEE BENEFIT PLANS (CONTINUED)
(loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                    YEAR ENDED
                                                                    APRIL 30,        MONTH ENDED  YEAR ENDED
                                                               --------------------   APRIL 30,    MARCH 31,
                                                                 1998       1997        1996         1996
                                                               ---------  ---------  -----------  -----------
Net income (loss)--as reported...............................  $   4,487  $    (845)  $    (495)   $   7,366
Net income (loss)--pro forma.................................      4,069     (1,127)       (505)       7,276
Earnings (loss) per share--as reported
  Basic......................................................       1.04       (.20)       (.12)        1.76
  Diluted....................................................       1.03       (.20)       (.12)        1.73
Earnings (loss) per share--pro forma
  Basic......................................................        .94       (.26)       (.12)        1.73
  Diluted....................................................        .94       (.26)       (.12)        1.71

    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: dividend yield of 0% for all periods; volatility of 45%, 42% and 43%; risk-free interest rates of 6.2%, 6.2% and 6.1% and expected lives of four years for all periods. The weighted average fair values of options granted were $5.76, $9.55 and $7.28 per share during fiscal 1998, 1997 and 1996, respectively.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

NOTE D--EMPLOYEE BENEFIT PLANS (CONTINUED)

    Option activity for the period from April 1995 to April 1998 is summarized as follows:

                                                                     NUMBER OF SHARES   WEIGHTED AVERAGE
                                                                    UNDERLYING OPTIONS   EXERCISE PRICE
                                                                    ------------------  -----------------
Outstanding at April 1, 1995......................................         324,175          $   18.69
Granted...........................................................         121,250              17.62
Exercised.........................................................         (25,445)              5.50
Canceled/forfeited................................................         (19,790)             18.72
                                                                          --------
Outstanding at March 31, 1996.....................................         400,190              19.20
Granted...........................................................          10,000              19.75
                                                                          --------
Outstanding at April 30, 1996.....................................         410,190              19.21
Granted...........................................................         159,550              23.56
Exercised.........................................................         (54,850)             21.25
Canceled/forfeited................................................         (31,350)             20.47
                                                                          --------
Outstanding at April 30, 1997.....................................         483,540              20.34
Granted...........................................................         222,000              13.48
Exercised.........................................................          (2,600)             12.34
Canceled/forfeited................................................        (220,000)             21.48
                                                                          --------
Outstanding at April 30, 1998.....................................         482,940              16.65
                                                                          --------
                                                                          --------
Exercisable at March 31, 1996.....................................         124,620              22.12
                                                                          --------
                                                                          --------
Exercisable at April 30, 1997.....................................         146,560              20.02
                                                                          --------
                                                                          --------
Exercisable at April 30, 1998.....................................         211,650              18.84
                                                                          --------
                                                                          --------

    Further information regarding options outstanding and options exercisable at April 30, 1998 is summarized below:

                            OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                   -------------------------------------  ----------------------
                                WEIGHTED      WEIGHTED                WEIGHTED
                                 AVERAGE       AVERAGE                 AVERAGE
RANGE OF EXERCISE  NUMBER OF    REMAINING     EXERCISE    NUMBER OF   EXERCISE
     PRICES         SHARES        LIFE          PRICE      SHARES       PRICE
-----------------  ---------  -------------  -----------  ---------  -----------
$  10.00 to 15.00    246,290         3.73     $   12.65      71,960   $   12.44
   15.01 to 20.00    124,300         3.58         17.38      48,140       17.39
   20.01 to 25.00     70,650         1.45         23.83      56,750       23.86
   25.01 to 30.00     41,700         1.52         25.88      34,800       25.89
-----------------  ---------          ---    -----------  ---------  -----------
$  10.00 to 30.00    482,940         3.17     $   16.65     211,650   $   18.84
-----------------  ---------          ---    -----------  ---------  -----------
-----------------  ---------          ---    -----------  ---------  -----------

    In July 1992, the Company approved an Employee Stock Purchase Plan which allows eligible employees to purchase shares of common stock through payroll deductions. The shares can be purchased at an amount equal to 85% of the fair market value of the common stock on the exercise date. The plan provides for a series of monthly offerings, with an exercise date of the 15th of each month. Each employee may purchase up to $15,000 of fair market value of common stock per calendar year, limited to 10% of a

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

NOTE D--EMPLOYEE BENEFIT PLANS (CONTINUED) participant's compensation. At April 30, 1998, a total of 96,000 shares of common stock were reserved for issuance under the plan. For the years ended April 30, 1998, April 30, 1997 and March 31, 1996 and the month ended April 30, 1996, 30,929, 10,656, 6,260 and 702 shares, respectively, were issued under the plan.

    The Company's employee profit sharing plan covers all employees who are 19 years of age or older and have one or more years of service with the Company. The plan includes an employee savings plan component, which allows participants to make voluntary pre-tax contributions in accordance with the provisions of
Section 401(k) of the Internal Revenue Code. Employer contributions to the plan are at the discretion of the Board of Directors and are reduced by forfeited contributions. The Company's contributions to the employee profit sharing plan for the years ended April 30, 1998 and March 31, 1996, net of reductions for forfeitures, were $202,000 and $207,000, respectively. No contributions were made for the year ended April 30, 1997, or the month ended April 30, 1996.

NOTE E--EARNINGS PER SHARE

    The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options that were not included in the computation of diluted earnings per share because their effect would be antidilutive totaled approximately 119,000, 483,000 and 182,000 shares for the years ended April 30, 1998, April 30, 1997 and March 31, 1996, respectively, and approximately 410,000 shares for the month ended April 30, 1996.

                                                                          YEAR ENDED APRIL 30,
                                                                                                MONTH ENDED  YEAR ENDED
                                                                          --------------------   APRIL 30,    MARCH 31,
                                                                            1998       1997        1996         1996
                                                                          ---------  ---------  -----------  -----------
Net income (loss).......................................................  $   4,487  $    (845)  $    (495)   $   7,366
                                                                          ---------  ---------  -----------  -----------
Weighted average shares outstanding (basic).............................      4,318      4,314       4,263        4,196
Effect of dilutive employee and director stock options..................         33     --          --               64
                                                                          ---------  ---------  -----------  -----------
Weighted average shares outstanding (diluted)...........................      4,351      4,314       4,263        4,260
                                                                          ---------  ---------  -----------  -----------
Earnings per share (basic)..............................................  $    1.04  $    (.20)  $    (.12)   $    1.76
                                                                          ---------  ---------  -----------  -----------
                                                                          ---------  ---------  -----------  -----------
Earnings per share (diluted)............................................  $    1.03  $    (.20)  $    (.12)   $    1.73
                                                                          ---------  ---------  -----------  -----------
                                                                          ---------  ---------  -----------  -----------

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

NOTE F--LEASES

    The Company leases various office and distribution facilities as well as certain office and computer equipment under leases classified as operating leases. Future minimum rental payments under all long-term, noncancelable operating leases at April 30, 1998 are as follows (in thousands):

Year Ending April 30:
-----------------------------
  1999.......................            $   3,452
  2000.......................                3,301
  2001.......................                2,558
  2002.......................                1,151
  2003.......................                  493
  Thereafter.................                5,998
                                           -------
                                         $  16,953
                                           -------
                                           -------

    Rent expense for operating leases totaled $4.2 million, $3.3 million and $1.3 million for fiscal 1998, fiscal 1997 and fiscal 1996, respectively, and $165,000 for the month ended April 30, 1996.

NOTE G--BUSINESS ACQUISITIONS

    On April 2, 1996, the Company acquired substantially all of the assets of the New Zealand business operations of Essentially Group Limited and all of the outstanding shares of capital stock of Essentially Group (Australia) Limited, privately-held information technology companies in New Zealand and Australia. The purchase price was $6.3 million, including cash of $5.1 million and the issuance of 55,363 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting. The estimated fair values of the assets acquired, liabilities assumed and stock issued in connection with the purchase were $17.4 million, $11.1 million and $1.2 million, respectively. Goodwill was $7.4 million and is being amortized using the straight-line method over 20 years.

    On May 13, 1996, the Company acquired certain operating assets of the corporate, government and educational ("CGE") division of Egghead, Inc., a leading supplier of personal computer software to organizations in North America, for approximately $45 million in cash. The acquisition has been accounted for using the purchase method of accounting. The estimated fair values of the assets acquired and liabilities assumed were $51 million and $6 million, respectively. Goodwill was $45 million and is being amortized using the straight-line method over 20 years.

    The operating results of the acquired businesses have been included in the consolidated statements of operations from the dates of acquisition. Identifiable transition costs totaling $3.7 million are included in selling, general and administrative expenses for the year ended April 30, 1997. These costs relate primarily to temporary staffing, excess travel and telephone expenses, and costs associated with systems implementation for the CGE acquisition.

NOTE H--FOREIGN OPERATIONS

    The Company operates in one business segment. Prior to April 1996, the Company's foreign operations were not material, and therefore, information for foreign operations for the year ended

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

NOTE H--FOREIGN OPERATIONS (CONTINUED)
March 31, 1996 has not been presented. Information for foreign operations for the years ended April 30, 1998 and 1997, and the month ended April 30, 1996, follows (in thousands):

                                                                                                OPERATING
                                                                                                 INCOME
                                                                                  NET SALES      (LOSS)
                                                                                 ------------  -----------
Year Ended April 30, 1998
  Domestic.....................................................................   $  756,155    $  12,201
  Foreign......................................................................      127,932       (1,052)
                                                                                 ------------  -----------
                                                                                  $  884,087    $  11,149
                                                                                 ------------  -----------
                                                                                 ------------  -----------
Year Ended April 30, 1997
  Domestic.....................................................................   $  690,641    $   7,742
  Foreign......................................................................      105,644       (5,926)
                                                                                 ------------  -----------
                                                                                  $  796,285    $   1,816
                                                                                 ------------  -----------
                                                                                 ------------  -----------
Month Ended April 30, 1996
  Domestic.....................................................................   $   22,910    $    (256)
  Foreign......................................................................        5,470         (588)
                                                                                 ------------  -----------
                                                                                  $   28,380    $    (844)
                                                                                 ------------  -----------
                                                                                 ------------  -----------


                                                                                 IDENTIFIABLE
                                                                                    ASSETS
                                                                                 ------------
As of April 30, 1998
  Domestic.....................................................................   $  221,888
  Foreign......................................................................       36,743
                                                                                 ------------
                                                                                  $  258,631
                                                                                 ------------
                                                                                 ------------

NOTE I--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table summarizes the unaudited quarterly financial data for the years ended April 30, 1998 and 1997 (in thousands, except per share amounts):

                                                                     QUARTER ENDED
                                 --------------------------------------------------------------------------------------
                                                FISCAL 1998                                 FISCAL 1997
                                 ------------------------------------------  ------------------------------------------
                                 APRIL 30,  JAN. 31,   OCT. 31,   JULY 31,   APRIL 30,  JAN. 31,   OCT. 31,   JULY 31,
                                   1998       1998       1997       1997       1997       1997       1996       1996
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net sales......................  $ 230,509  $ 246,595  $ 195,025  $ 211,958  $ 200,818  $ 220,523  $ 188,097  $ 186,847
Gross margin...................     25,792     27,077     23,729     23,712     24,970     24,782     22,823     21,755
Net income (loss)..............      1,380      1,938        628        541        104       (119)      (839)         9
Earnings (loss) per share
  Basic........................        .32        .45        .14        .12        .02       (.03)      (.20)    --
  Diluted......................        .32        .45        .14        .12        .02       (.03)      (.20)    --

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

                                SOFTWARE SPECTRUM, INC.

                                By:               /s/ JUDY O. SIMS
                                     -----------------------------------------
                                                    Judy O. Sims
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Date: July 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Executive Officer
       /s/ JUDY O. SIMS           and Chairman of the
------------------------------    Board (Principal             July 28, 1998
         Judy O. Sims             Executive Officer)

     /s/ RICHARD G. SIMS
------------------------------  Senior Vice President and      July 28, 1998
       Richard G. Sims            Director

                                Vice President and Chief
      /s/ JAMES W. BROWN          Financial Officer
------------------------------    (Principal Financial         July 28, 1998
        James W. Brown            Officer and Principal
                                  Accounting Officer)

     /s/ MELLON C. BAIRD
------------------------------  Director                       July 28, 1998
       Mellon C. Baird

    /s/ CARL S. LEDBETTER
------------------------------  Director                       July 28, 1998
      Carl S. Ledbetter

       /s/ FRANK TINDLE
------------------------------  Director                       July 28, 1998
         Frank Tindle

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES

Shareholders and Board of Directors
Software Spectrum, Inc.

In connection with our audit of the consolidated financial statements of Software Spectrum, Inc. and subsidiaries referred to in our report dated June 24, 1998, we have also audited Schedule II for the years ended April 30, 1998 and 1997, the month ended April 30, 1996 and the year ended March 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP
-------------------------------
Grant Thornton LLP

Dallas, Texas

June 24, 1998

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                                        DEDUCTIONS
                                                            BALANCE AT    CHARGED TO    WRITE-OFFS      BALANCE
                                                            BEGINNING     COSTS AND       NET OF         AT END
                                                             OF YEAR       EXPENSES     RECOVERIES      OF YEAR
                                                           ------------  ------------  -------------  ------------
Allowance for Doubtful Accounts:
  Year ended April 30, 1998:                               $  2,421,000  $  1,747,000  $  (1,118,000) $  3,050,000

  Year ended April 30, 1997:                                  1,247,000     2,001,000       (827,000)    2,421,000

  Month ended April 30, 1996:                                 1,201,000        46,000       --           1,247,000

  Year ended March 31, 1996:                                  1,371,000       633,000       (803,000)    1,201,000

Inventory Valuation Account:
  Year ended April 30, 1998:                               $  1,903,000  $  2,158,000  $  (1,872,000) $  2,189,000

  Year ended April 30, 1997:                                    805,000     2,219,000     (1,121,000)    1,903,000

  Month ended April 30, 1996:                                   997,000        57,000       (249,000)      805,000

  Year ended March 31, 1996:                                  1,123,000     1,249,000     (1,375,000)      997,000

                                 EXHIBIT INDEX

 EXHIBIT
----------
  3.1(a)    Restated Articles of Incorporation of the Company, filed with the Secretary of State of Texas on May 12, 1989, as amended (incorporated by reference to the Company's Registration Statement
            No. 33-40794 on Form S-1).

  3.1(b)    Statement of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 1996).

  3.1(c)    Articles of Amendment to Restated Articles of Incorporation, filed with the Secretary of State of Texas on November 25, 1996 (incorporated by reference to the Company's Annual Report on Form
            10-K for the fiscal year ended April 30, 1997).

  3.1(d)    Statement of Cancellation of Treasury Shares, filed with the Secretary of State of Texas on
            March 21, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the
            fiscal year ended April 30, 1997).

  3.2       Restated Bylaws of the Company, as amended (incorporated by reference to the Company's
            Registration Statement No. 33-40794 on Form S-1).

  3.3       Rights Agreement between the Company and KeyCorp Shareholder Services, Inc., (the "Rights
            Agreement") dated December 13, 1996, (incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 1996).

  3.4       Letter of Substitution of Rights Agent under Rights Agreement, dated June 7, 1997 (appointing
            ChaseMellon Shareholders Services, L.L.C. as successor rights agent).

 10.1       IBM Business Partner Agreement between the Company, IBM Corporation and Lotus Development
            Corporation dated June 30, 1997 (incorporated by reference to the Company's Annual Report on
            Form 10-K for the fiscal year ended April 30, 1997).

 10.2       Microsoft Corporation Channel Agreement dated July 1, 1997 between Microsoft Corporation and the Company, including Addendum dated July 1, 1997 (Appointment as a Direct Reseller); Addendum
            dated July 1, 1997 (Appointment as a Large Account Reseller); and Addendum dated July 1, 1997
            (Rebate and Marketing Fund).

 10.3       [intentionally omitted]

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

 10.4(c)    Third Amendment to Lease Agreement dated effective as of April 20, 1998 between CIIF Associates
            II Limited Partnership and the Company.

 10.5(a)    Commercial Lease Agreement dated as of April 19, 1993, between Kancro, L.P. and the Company
            (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

 10.5(b)    Amendment #2--Expansion Agreement to Lease Agreement dated as of June 20, 1994 between Kancro,
            L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

 10.5(c)    Third Amendment to Commercial Lease Agreement dated effective April 1, 1995 between Kancro,
            L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

 10.5(d)    Fourth Amendment to Commercial Lease Agreement dated effective as November 25, 1996 between
            Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form
            10-K for the fiscal year ended April 30, 1997).

 EXHIBIT
----------
 10.5(e)    Fifth Amendment to Commercial Lease Agreement dated effective as of March 9, 1998 between
            Kancro, L.P. and the Company.

 10.6       Lease Agreement between Spokane Teachers Credit Union and the Company dated May 1, 1998.

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

 10.9       1989 Stock Option Plan of the Company, as amended (incorporated by reference to the Company's
            Registration Statement No. 33-40794 on Form S-1).

 10.10      Software Spectrum, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997).

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

 10.13      Management Continuity Agreement ("Continuity Agreement") between the Company and James W.
            Brown, dated March 1, 1998, together with schedule identifying additional executive officers that are parties to Continuity Agreements.

 10.14      Non-Employee Directors' Retainer Stock Plan (incorporated by reference to the Company's
            Quarterly Report on Form 10-Q for the Quarter ended December 31, 1995).

 10.15      Limited Waiver Agreement, dated July 31, 1997, between the Company and Private Capital
            Management, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1997).

 10.16      Amended and Restated Credit Agreement dated March 11, 1998 among the Company, the Chase
            Manhattan Bank, and Administrative Agent, Chase Bank of Texas, National Association, as
            Collateral Agent and other participating financial institutions (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998).

 21         Subsidiaries of the Company.

 23         Consent of Grant Thornton LLP, Independent Accountants

 24         Power of Attorney (included on the signature page of this Form 10-K).

 27         Financial Data Schedule