Form 10-Q
period 1998-07-31
SOFTWARE SPECTRUM INC
filed 1998-09-11
CIK 875173

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549


                                   FORM 10-Q


Mark One      Quarterly Report Pursuant to Section 13 or 15(d) of the
   [X]                  Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                      OR

   [ ]       Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the transition period from _____ to _____.

                        Commission file number 0-19349

                            SOFTWARE SPECTRUM, INC.
             (Exact name of registrant as specified in its charter)

                 Texas                                   75-1878002
  -------------------------------------     ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

                               2140 MERRITT DRIVE
                                 GARLAND, TEXAS
                                      75041
                    (Address of principal executive offices)
                                   (Zip Code)

                                  972-840-6600
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             (Former name, former address and former fiscal year, if
                           changed since last report)


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

     At September 9, 1998, the Registrant had outstanding 4,266,176 shares of its Common Stock, par value $.01 per share.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES


                                     INDEX


                                                                                         PAGE
PART I.    FINANCIAL INFORMATION                                                        NUMBER
                                                                                        ------
Item 1.    Consolidated Financial Statements

               Consolidated Balance Sheets at July 31, 1998 and April 30, 1998            1

               Consolidated Statements of Income for the Three Months Ended
                 July 31, 1998 and 1997                                                   2

               Consolidated Statements of Cash Flows for the Three Months Ended
                 July 31, 1998 and 1997                                                   3

               Notes to Consolidated Financial Statements                                 4


Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                        5


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                               9

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                  July 31,       April 30,
                                                                    1998           1998
                                                                -----------     ----------
                                                                (Unaudited)
                           ASSETS
Current assets
    Cash and cash equivalents                                   $   6,460       $   7,129
    Trade accounts receivable, net of allowance for
      doubtful accounts of $2,723 at July 31 and $3,050 at        153,321         171,460
      April 30
    Inventories                                                     4,345           4,564
    Prepaid expenses                                                4,171           2,279
    Other current assets                                              831           1,024
                                                                ----------      ----------
        Total current assets                                      169,128         186,456

Furniture, equipment and leasehold improvements, at cost           42,742          37,951
  Less accumulated depreciation and amortization                   19,286          17,538
                                                                ----------      ----------
                                                                   23,456          20,413
Other assets, consisting primarily of goodwill, net of
  accumulated amortization of $6,255 at July 31 and $5,661
  at April 30                                                      50,603          51,762
                                                                ----------      ----------

                                                                $ 243,187       $ 258,631
                                                                ----------      ----------
                                                                ----------      ----------

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                        $     644       $     393
    Trade accounts payable                                        138,843         160,331
    Other current liabilities                                      13,444          13,824
                                                                ----------      ----------
        Total current liabilities                                 152,931         174,548

Long-term debt, less current maturities                            13,657           7,813

Shareholders' equity
    Preferred stock, par value $.01; authorized, 1,000,000
      shares; issued and outstanding, none                             --              --
    Common stock, par value $.01; authorized, 20,000,000
      shares; issued 4,433,342 shares at July 31 and
      4,397,678 shares at April 30                                     44              44
    Additional paid-in capital                                     40,069          39,496
    Retained earnings                                              42,065          40,765
    Currency translation adjustments                               (2,827)         (2,627)
                                                                ----------      ----------
                                                                   79,351          77,678

    Less treasury stock at cost; 164,611 shares at July 31
      and 92,111 shares at April 30                                 2,752           1,408
                                                                ----------      ----------
        Total shareholders' equity                                 76,599          76,270
                                                                ----------      ----------

                                                                $ 243,187       $ 258,631
                                                                ----------      ----------
                                                                ----------      ----------

                 See notes to consolidated financial statements.

                   SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                   (in thousands, except per share amounts)

                                                           Three Months Ended
                                                                July 31,
                                                       --------------------------
                                                          1998            1997
                                                       ----------      ----------
Net sales                                              $ 224,266       $ 211,958
Cost of sales                                            199,066         188,246
                                                       ----------      ----------
    Gross margin                                          25,200          23,712

Selling, general and administrative expenses              20,055          19,365
Depreciation and amortization                              2,572           2,264
                                                       ----------      ----------
    Operating income                                       2,573           2,083

Interest expense (income)
    Interest expense                                         298             957
    Interest income                                         (100)            (39)
                                                       ----------      ----------
                                                             198             918
                                                       ----------      ----------

    Income before income taxes                             2,375           1,165

Income tax expense                                         1,075             624
                                                       ----------      ----------

    Net income                                         $   1,300       $     541
                                                       ----------      ----------
                                                       ----------      ----------

Earnings per share
    Basic                                              $    0.30       $    0.12
                                                       ----------      ----------
                                                       ----------      ----------
    Diluted                                            $    0.30       $    0.12
                                                       ----------      ----------
                                                       ----------      ----------

Weighted average shares outstanding
    Basic                                                  4,281           4,332
                                                       ----------      ----------
                                                       ----------      ----------
    Diluted                                                4,345           4,341
                                                       ----------      ----------
                                                       ----------      ----------

                 See notes to consolidated financial statements.

                   SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                      Three Months Ended
                                                                            July 31,
                                                                   -------------------------
                                                                      1998            1997
                                                                   -----------     ---------
Operating activities
    Net income                                                     $   1,300       $    541
    Adjustments to reconcile net income to net cash
      used in operating activities
        Provision for bad debts                                          207            430
        Depreciation and amortization                                  2,572          2,264
        Deferred income taxes                                            388            375
        Changes in operating assets and liabilities
           Trade accounts receivable                                  17,165         (8,646)
           Inventories                                                   213          1,536
           Prepaid expenses and other assets                          (1,582)            (5)
           Trade accounts payable and other current
             liabilities                                             (21,240)          (820)
                                                                   ----------      ---------
    Net cash used in operating activities                               (977)        (4,325)
                                                                   ----------      ---------

Investing activities
    Purchase of furniture, equipment and leasehold
      improvements                                                    (4,955)        (3,800)
                                                                   ----------      ---------
    Net cash used in investing activities                             (4,955)        (3,800)
                                                                   ----------      ---------

Financing activities
    Borrowings on long-term debt                                      45,758         99,239
    Repayments of long-term debt                                     (39,695)       (89,640)
    Proceeds from stock issuance including tax
      benefit related to stock options exercised                         574             72
    Purchase of treasury stock                                        (1,344)            --
    Other                                                                 26             71
                                                                   ----------      ---------
    Net cash provided by financing activities                          5,319          9,742
                                                                   ----------      ---------

Effect of exchange rate changes on cash                                  (56)          (374)
                                                                   ----------      ---------

Increase (decrease) in cash and cash equivalents                        (669)         1,243
Cash and cash equivalents at beginning of period                       7,129          7,440
                                                                   ----------      ---------
Cash and cash equivalents at end of period                         $   6,460       $  8,683
                                                                   ----------      ---------
                                                                   ----------      ---------

Supplemental disclosure of cash paid during the period
    Income taxes                                                   $   1,838       $     42
    Interest                                                             159            298


                See notes to consolidated financial statements.

                   SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying financial statements include the accounts of Software Spectrum, Inc. (the "Company") and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of July 31, 1998, and the consolidated results of operations and cash flows for the three months ended July 31, 1998 and 1997 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended April 30, 1998, included in the Company's 1998 Annual Report on Form 10-K.

NOTE B -- OTHER COMPREHENSIVE INCOME

Effective May 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which addresses the manner in which certain adjustments to shareholders' equity are displayed in the financial statements. Adoption of this statement had no effect on the Company's financial position or operating results. For the quarters ended July 31, 1998 and 1997, non-owner changes in stockholders' equity, comprised solely of currency translation adjustments, were $200,000 and $271,000, respectively, resulting in comprehensive income of $1,100,000 and $270,000, respectively.

NOTE C -- EARNINGS PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares totaled approximately 227,000 and 256,000 shares for the three months ended July 31, 1998 and 1997, respectively.

                                                                  Three Months Ended
                                                                       July 31,
                                                                ----------------------
                                                                  1998          1997
                                                                --------      --------
    Net income                                                  $ 1,300       $   541
                                                                --------      --------

    Weighted average shares outstanding (basic)                   4,281         4,332
    Effect of dilutive employee and director stock options           64             9
                                                                --------      --------
    Weighted average shares outstanding (diluted)                 4,345         4,341
                                                                --------      --------
    Earnings per share
       Basic                                                    $  0.30       $  0.12
                                                                --------      --------
                                                                --------      --------
       Diluted                                                  $  0.30       $  0.12
                                                                --------      --------
                                                                --------      --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

OVERVIEW

The Company's revenues are derived primarily from the sale of personal computer ("PC") software products and technology services in North America, Europe and Asia/Pacific.

The following table sets forth certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales.

                                                        Percentage of Net Sales
                                                                  For
                                                          Three Months Ended
                                                                July 31,
                                                        ----------------------
                                                         1998            1997
                                                        ------          ------
Net sales                                               100.0%          100.0%
Cost of sales                                            88.8            88.8
                                                        ------          ------
    Gross margin                                         11.2            11.2
Selling, general and administrative expenses              8.9             9.1
Depreciation and amortization                             1.1             1.1
                                                        ------          ------
    Operating income                                      1.2             1.0
Interest expense, net                                     0.1             0.4
                                                        ------          ------
    Income before income taxes                            1.1             0.6
Income tax expense                                        0.5             0.3
                                                        ------          ------
    Net income                                            0.6%            0.3%
                                                        ------          ------
                                                        ------          ------

NET SALES

The Company sells PC software applications through volume licensing and maintenance ("VLM") agreements, or right to copy arrangements, and full-packaged PC software products either from its distribution centers or through third-party distributors. In addition, the Company provides fee-based services, including consulting and technical support, through its Technology Services Group ("TSG").

For the quarter ended July 31, 1998, software sales increased 2% over sales for the quarter ended July 31, 1997. The Company serves as a designated service provider for VLM agreements which are frequently used by customers seeking to standardize desktop software applications and, consequently, may involve significant quantities of unit sales for each customer at lower per-unit prices than full-packaged software products. The increased popularity of VLM agreements has contributed to the increase in unit volume sales, as well as the reduction in average unit prices of desktop software, in recent years. Sales of software through VLM agreements represented approximately 75% and 68% of sales for the quarters ended July 31, 1998 and 1997, respectively.

For the quarter ended July 31, 1998, revenue from technology services increased by 64% as compared to the quarter ended July 31, 1997. As of July 31, 1998, the Company had 23 TSG offices worldwide. The Company plans to open additional international sites during fiscal 1999. Fee-based services represented approximately 8% and 5% of the Company's overall sales for the quarters ended July 31, 1998 and 1997, respectively; however, such revenue generated approximately 27% and 20%, respectively, of the Company's gross margin dollars. The Company expects that the percentage of gross margin dollars provided by fee-based services will increase as the Company continues to develop and expand its technology services business.

The Company believes future increases in sales will depend upon the Company's ability to maintain and increase its customer base, to develop and expand its technology services and to capitalize on continued growth in desktop technology markets around the world.

INTERNATIONAL OPERATIONS

For the three months ended July 31, 1998, sales outside of the United States increased 25% to $37 million, as compared to $30 million for the quarter ended July 31, 1997.

Sales in Europe increased 22% to $12.8 million for the quarter ended July 31, 1998, primarily due to increased sales of software under VLM agreements.

Sales in Asia/Pacific were $14.4 million for the quarter ended July 31, 1998, a 17% increase over sales of $12.3 million in the quarter ended July 31, 1997. The increase in sales is primarily due to increased sales of software under VLM agreements. For the quarter ended July 31, 1998, the Company realized nominal operating income, prior to allocation of corporate overhead, in Asia/Pacific, due in part to seasonally high sales in that region of the world.

For the three months ended July 31, 1998, fluctuations in foreign currencies against the U.S. dollar did not have a material effect on the Company's financial results.

GROSS MARGIN

Overall gross margin as a percentage of net sales was 11.2% for each of the quarters ended July 31, 1998 and 1997. The consistency in overall gross margin as a percentage of net sales is comprised of a decline in gross margin on the sale of PC software, discussed below, offset by an increase in gross margin provided by fee-based services.

For the quarter ended July 31, 1998, gross margin on the sale of PC software declined to 9.0%, as compared to 9.3% for the quarter ended July 31, 1997, reflecting the increasing percentage of sales of software through VLM agreements and lower levels of financial incentives from suppliers. The Company generally realizes lower gross margins as a percentage of net sales on sales of software through VLM agreements, as compared to sales of full-packaged software products. The decline in software margins as a percentage of net sales for the quarter ended July 31, 1998 was offset by growth in revenue from fee-based services, which have higher gross margins as a percentage of net sales than sales of software.

The Company believes that gross margin percentages on sales of software may continue to decline if the volume of software product sales by the Company through VLM agreements continues or if publishers respond to continued market pressures by reducing financial incentives to resellers. This potential decrease in product gross margin percentages may be partially offset by anticipated increases in gross margin dollars generated by technology services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include the costs of the Company's sales and marketing organization as well as purchasing, distribution and administration costs. For the quarter ended July 31, 1998, selling, general and administrative expenses, as a percentage of net sales, decreased to 8.9%, compared to 9.1% for the quarter ended July 31, 1997, primarily due to the Company's ongoing focus on controlling its operating costs.

DEPRECIATION AND AMORTIZATION

The increase in depreciation and amortization for the quarter ended July 31, 1998, as compared to the July 1997 quarter, reflects additional depreciation on the higher level of fixed assets in 1998.

INCOME TAX EXPENSE

The Company's effective tax rate for the quarter ended July 31, 1998 was approximately 45%, as compared to approximately 54% in the July 1997 quarter. This decrease in the Company's effective tax rate primarily reflects the impact of its improved operations in foreign countries.

LIQUIDITY AND FINANCIAL CONDITION

At July 31, 1998, the Company had approximately $6.5 million in cash and cash equivalents and had $12.7 million outstanding under its $100 million revolving credit facility. The credit facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, permits the Company to borrow up to $100 million, subject to availability under its borrowing base. As of July 31, 1998, the Company had approximately $48 million of additional borrowing availability under its credit facility. The facility expires in March 2001.

The decrease in trade accounts receivable and trade accounts payable from April 30, 1998 to July 31, 1998 is due to collection of the receivables associated with large sales at the end of fiscal 1998 and payment of the related liabilities. At July 31, 1998 and April 30, 1998, accounts receivable represented approximately 63 and 61 days of historical sales, respectively.

For the quarter ended July 31, 1998, the Company used $1 million of cash in its operations compared to $4 million of cash used in operations in the July 31, 1997 quarter. The decrease in cash used in operations reflects the Company's improved profitability and increased collections of accounts receivable.

The increase in furniture, equipment and leasehold improvements at July 31, 1998 reflects approximately $5 million of capital expenditures related to the ongoing upgrade of the Company's computer systems and expansion of its technical support centers in Garland, Texas and Spokane, Washington.

The Company expects that its cash requirements for fiscal 1999 will be satisfied from cash flow from operations and borrowings under its credit facility.

In 1997, the Company implemented a stock repurchase program which, upon amendment in July 1998, allowed the Company to purchase up to $5 million of the Company's Common Stock from time to time in the open market or through privately negotiated transactions. The Company funds such purchases with cash or borrowings under the Company's credit facility. As of September 9, 1998, the Company had repurchased 140,300 shares of common stock, for a total of $2.4 million, under the Stock Repurchase Plan.

YEAR 2000

Over the last three years, the Company has replaced or upgraded most of the core management information systems used in the Company's business. The Company is currently conducting a review of these systems to verify their compliance with Year 2000 date codes. In addition, the Company is conducting an inventory, review and assessment of its desktop computers, networks and servers, software applications and packages, and products and services provided by third parties for internal operations to determine whether or not they support Year 2000 date codes. The Company is also developing an overall plan outlining the tasks, resources and target dates necessary to ensure the ongoing operation of the Company's systems through the turn of the century and beyond. The Company plans to complete remediation of the systems that are not currently in compliance and to begin testing all of its systems in calendar 1999. While the Company's inventory, review and assessment is still in process, the Company expects that the required modifications will be made on a timely basis and that the cost of such modifications will not have a material effect on the Company's operating results.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Other than statements of historical fact, this Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements of the Company, including future market trends, estimates regarding the economy and the software industry in general and key performance indicators that impact the Company. In developing any forward-looking statements, the Company makes a number of assumptions, including expectations for continued market growth, anticipated revenue and gross margin levels, and cost savings and efficiencies, which include the ability of the Company to develop electronic strategies. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. The Company's ability to continue to grow product sales and develop its technology consulting practice, improve its operating results in international markets and improve operational efficiencies will be key to its success in the future. If the industry's or the Company's performance differs materially from these assumptions or estimates, Software Spectrum's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company's Form 10-K for its fiscal year ended April 30, 1998 contains certain cautionary statements under "Forward-Looking Information" that identify factors that could cause the Company's actual results to differ materially from those in the forward-looking statements in this discussion. All forward-looking statements in this discussion are expressly qualified in their entirety by the cautionary statements in this paragraph and under "Forward-Looking Information" in the Company's Form 10-K.

INFLATION

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 10.15 - Amended and Restated Limited Waiver Agreement,
                      dated as of July 7, 1998, by and between Software Spectrum, Inc. and Private Capital Management, Inc.

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the three month period ended July 31, 1998.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOFTWARE SPECTRUM, INC.



Date:  September 11, 1998         By: /s/ James W. Brown
                                      --------------------------------------
                                          James W. Brown
                                          Vice President and Chief Financial
                                          Officer (Principal Financial
                                          Officer and Principal Accounting
                                          Officer)

                                  EXHIBIT INDEX



Exhibit 10.15 Amended and Restated Limited Waiver Agreement, dated as of July 7, 1998, by and between Software Spectrum, Inc. and Private Capital Management, Inc.


Exhibit 27        Financial Data Schedule