Form 10-Q
period 1998-10-31
SOFTWARE SPECTRUM INC
filed 1998-12-14
CIK 875173

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549


                                   FORM 10-Q


Mark One     Quarterly Report Pursuant to Section 13 or 15(d) of the
 [ X ]                  Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

   At December 9, 1998, the Registrant had outstanding 4,463,570 shares of its Common Stock, par value $.01 per share.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES



                                     INDEX

                                                                      PAGE
PART I.        FINANCIAL INFORMATION                                 NUMBER

Item 1.        Consolidated Financial Statements

                 Consolidated Balance Sheets at October 31, 1998
                         and April 30, 1998                              1

                 Consolidated Statements of Income for the
                         Three and Six Months Ended
                         October 31, 1998 and 1997                       2

                 Consolidated Statements of Cash Flows
                         for the Six Months Ended
                         October 31, 1998 and 1997                       3

                 Notes to Consolidated Financial Statements          4 - 5



Item 2.          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                  6 - 10


PART II.         OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of
                 Security Holders                                        11

Item 6.          Exhibits and Reports on Form 8-K                        11

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                         October 31,        April 30,
                                                                            1998              1998
                                                                         -----------       ----------
                                                                         (Unaudited)
                             ASSETS
Current assets
    Cash and cash equivalents                                             $    3,945       $    7,129
    Trade accounts receivable, net of allowance for doubtful
      accounts of $3,343 at October 31 and $3,050 at April 30                145,212          171,460
    Inventories                                                                3,086            4,564
    Prepaid expenses                                                           3,064            2,279
    Other current assets                                                         652            1,024
                                                                          ----------       ----------
        Total current assets                                                 155,959          186,456

Furniture, equipment and leasehold improvements, at cost                      45,232           37,951
    Less accumulated depreciation and amortization                            21,418           17,538
                                                                          ----------       ----------
                                                                              23,814           20,413
Other assets, consisting primarily of goodwill, net of accumulated
  amortization of $6,942 at October 31 and $5,661 at April 30                 50,294           51,762
                                                                          ----------       ----------

                                                                          $  230,067       $  258,631
                                                                          ==========       ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                                  $      448       $      393
    Trade accounts payable                                                   113,904          160,331
    Other current liabilities                                                 11,734           13,824
                                                                          ----------       ----------
        Total current liabilities                                            126,086          174,548

Long-term debt, less current maturities                                       26,647            7,813

Shareholders' equity
    Preferred stock, par value $.01; authorized, 1,000,000
      shares; issued and outstanding, none                                        --               --
    Common stock, par value $.01; authorized, 20,000,000
      shares; issued 4,460,076 shares at October 31 and
      4,397,678 shares at April 30                                                44               44
    Additional paid-in capital                                                40,425           39,496
    Retained earnings                                                         43,354           40,765
    Currency translation adjustments                                          (2,781)          (2,627)
                                                                          ----------       ----------
                                                                              81,042           77,678

    Less treasury stock at cost; 225,801 shares at October 31
      and 92,111 shares at April 30                                            3,708            1,408
                                                                          ----------       ----------
        Total shareholders' equity                                            77,334           76,270
                                                                          ----------       ----------

                                                                          $  230,067       $  258,631
                                                                          ==========       ==========


               See notes to consolidated  financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                 Three Months Ended              Six Months Ended
                                             ---------------------------    ----------------------------
                                             October 31,     October 31,     October 31,     October 31,
                                                1998            1997           1998            1997
                                             -----------     -----------    ------------    ------------
Net sales
    Software                                 $  173,450      $  181,705     $   379,125     $   382,399
    Technology services                          26,525          13,320          45,116          24,584
                                             ----------      ----------     -----------     -----------
                                                199,975         195,025         424,241         406,983
                                             ----------      ----------     -----------     -----------

Cost of sales
    Software                                    156,703         163,356         343,842         344,875
    Technology services                          15,827           7,940          27,754          14,667
                                             ----------      ----------     -----------     -----------
                                                172,530         171,296         371,596         359,542
                                             ----------      ----------     -----------     -----------
    Gross margin                                 27,445          23,729          52,645          47,441


Selling, general and administrative expenses     22,013          18,942          42,068          38,307
Depreciation and amortization                     2,753           2,397           5,325           4,661
                                             ----------      ----------     -----------     -----------
    Operating income                              2,679           2,390           5,252           4,473

Interest expense (income)
    Interest expense                                461           1,006             759           1,963
    Interest income                                (112)            (59)           (212)            (98)
                                             ----------      ----------     -----------     -----------
                                                    349             947             547           1,865
                                             ----------      ----------     -----------     -----------

    Income before income taxes                    2,330           1,443           4,705           2,608

Income tax expense                                1,042             815           2,117           1,439
                                             ----------      ----------     -----------     -----------

    Net income                               $    1,288      $      628     $     2,588     $     1,169
                                             ==========      ==========     ===========     ===========

Earnings per share - basic and diluted       $     0.30      $     0.14     $      0.60     $      0.27
                                             ==========      ==========     ===========     ===========

Weighted average shares outstanding

    Basic                                         4,267           4,331           4,279           4,332
                                             ==========      ==========      ==========      ==========
    Diluted                                       4,288           4,388           4,321           4,365
                                             ==========      ==========      ==========      ==========


               See notes to consolidated  financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (in thousands)

                                                                               Six Months Ended
                                                                                  October 31,
                                                                          ---------------------------
                                                                              1998            1997
                                                                          -----------     -----------
Operating activities
    Net income                                                            $    2,588      $    1,169
    Adjustments to reconcile net income to net cash
      used in operating activities
        Provision for bad debts                                                  450             715
        Depreciation and amortization                                          5,325           4,661
        Deferred income taxes                                                    241             632
        Changes in operating assets and liabilities
           Trade accounts receivable                                          26,223           2,622
           Inventories                                                         1,473           4,470
           Prepaid expenses and other assets                                    (583)          3,575
           Trade accounts payable and other current
             liabilities                                                     (48,586)        (22,199)
                                                                          ----------      ----------
    Net cash used in operating activities                                    (12,869)         (4,355)
                                                                          ----------      ----------

Investing activities
    Purchase of furniture, equipment and leasehold
        improvements                                                          (7,255)         (5,224)
                                                                          ----------      ----------
    Net cash used in investing activities                                     (7,255)         (5,224)
                                                                          ----------      ----------

Financing activities
    Borrowings on long-term debt                                             128,727         173,559
    Repayments of long-term debt                                            (109,869)       (167,890)
    Proceeds from stock issuance including tax benefit
        related to stock options exercised                                       930             211
    Purchase of treasury stock                                                (2,300)           (363)
    Other                                                                          4             (51)
                                                                          ----------      ----------
    Net cash provided by financing activities                                 17,492           5,466
                                                                          ----------      ----------

Effect of exchange rate changes on cash                                         (552)            (10)
                                                                          ----------      ----------

Decrease in cash and cash equivalents                                         (3,184)         (4,123)
Cash and cash equivalents at beginning of period                               7,129           7,440
                                                                          ----------      ----------
Cash and cash equivalents at end of period                                $    3,945      $    3,317
                                                                          ==========      ==========

Supplemental disclosure of cash paid during the period
    Income taxes                                                          $    3,268      $      113
    Interest                                                                     558           2,143


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

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of October 31, 1998, the consolidated results of operations for the three and six months ended October 31, 1998 and 1997 and the consolidated cash flows for the six months ended October 31, 1998 and 1997 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE B -- OTHER COMPREHENSIVE INCOME

Effective May 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which addresses the manner in which certain adjustments to shareholders' equity are displayed in the financial statements. Adoption of this statement had no effect on the Company's financial position or operating results. The components of comprehensive income are as follows (in thousands):

                                                    Three Months Ended                Six Months Ended
                                                       October 31,                      October 31,
                                                --------------------------      --------------------------
                                                   1998            1997            1998            1997
                                                ----------      ----------      ----------      ----------
Net income                                      $    1,288      $      628      $    2,588      $    1,169
Currency translation adjustments                        46            (376)           (154)           (647)
                                                ----------      ----------      ----------      ----------
    Comprehensive income                        $    1,334      $      252      $    2,434      $      522
                                                ==========      ==========      ==========      ==========

                      SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    (UNAUDITED)



NOTE C -- EARNINGS PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares totaled approximately 304,000 and 266,000 shares for the three and six months ended October 31, 1998 and 252,000 and 254,000 shares for the three and six months ended October 31, 1997, respectively.

                                                    Three Months Ended               Six Months Ended
                                                        October 31,                     October 31,
                                                --------------------------      --------------------------
                                                   1998            1997            1998            1997
                                                ----------      ----------      ----------      ----------
Net income                                      $    1,288      $      628      $    2,588      $    1,169
                                                ----------      ----------      ----------      ----------

Weighted average shares outstanding (basic)          4,267           4,331           4,279           4,332
Effect of dilutive employee and director
  stock options                                         21              57              42              33
                                                ----------      ----------      ----------      ----------
Weighted average shares outstanding (diluted)        4,288           4,388           4,321           4,365
                                                ----------      ----------      ----------      ----------

    Earnings per share - basic and diluted      $     0.30      $     0.14      $     0.60      $     0.27
                                                ==========      ==========      ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's revenues are derived primarily from the sale of personal computer ("PC") software products and technology services in North America, Europe and Asia/Pacific.

The following table sets forth certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales.


                                                   Three Months Ended               Six Months Ended
                                                       October 31,                     October 31,
                                               --------------------------     --------------------------
                                                  1998            1997           1998            1997
                                               ----------      ----------     ----------     ----------
Net sales                                        100.0%          100.0%         100.0%         100.0%
Cost of sales                                     86.3            87.8           87.6           88.3
                                               ----------      ----------     ----------     ----------
    Gross margin                                  13.7            12.2           12.4           11.7
Selling, general and administrative expenses      11.0             9.7            9.9            9.4
Depreciation and amortization                      1.4             1.3            1.3            1.2
                                               ----------      ----------     ----------     ----------
    Operating income                               1.3             1.2            1.2            1.1
Interest expense, net                              0.2             0.5            0.1            0.5
                                               ----------      ----------     ----------     ----------
    Income before income taxes                     1.1             0.7            1.1            0.6
Income tax expense                                 0.5             0.4            0.5            0.3
                                               ----------      ----------     ----------     ----------
    Net income                                     0.6%            0.3%           0.6%           0.3%
                                               ==========      ==========     ==========     ==========

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

For the three and six months ended October 31, 1998, software sales decreased 5% and 1% from sales for the three and six months ended October 31, 1997. Publishers have recently introduced enterprise-wide licensing arrangements which simplify the administration of VLM agreements for customers who elect to standardize desktop applications across their organizations. The Company believes the introduction of these programs has delayed sales to certain large customers, who are evaluating their options under the new programs.
The Company serves as a designated service provider for VLM agreements which are frequently used by customers seeking to standardize desktop software applications and, consequently, may involve significant quantities of unit sales for each customer at lower per-unit prices than full-packaged software products. The increased popularity of VLM agreements has contributed to the reduction in average unit prices of desktop software in recent years. Sales of software through VLM agreements represented approximately 69% and 72% of sales for the three and six months ended October 31, 1998 and approximately 65% for both the three and six months ended October 31, 1997.

For the three and six months ended October 31, 1998, revenue from TSG increased by 99% and 84% as compared to the three and six months ended October 31, 1997. The sales increases are primarily due to services provided under a large technical support contract that began in the July 1998 quarter.

As of October 31, 1998, the Company had 26 TSG offices worldwide. Fee-based services represented approximately 10% of the Company's overall sales for the six months ended October 31, 1998 as compared to 6% for the six months ended October 31, 1997. However, such revenue generated approximately 33% and 21%, respectively, of the Company's gross margin dollars. The Company expects that the percentage of gross margin dollars provided by fee-based services will increase as the Company continues to develop and expand its technology services business.

The Company believes future increases in sales will depend upon its ability to maintain and increase its customer base, to develop and expand its technology services and to capitalize on continued growth in desktop technology markets around the world.

INTERNATIONAL OPERATIONS

For the three and six months ended October 31, 1998, sales outside of the United States increased 39% and 31% to $35 million and $72 million, respectively, as compared to $25 million and $55 million for the three and six months ended October 31, 1997.

Sales in Europe increased 32% and 27% to $14.3 million and $27.2 million for the three and six months ended October 31, 1998, primarily due to increased sales of software under VLM agreements.

Sales in Asia/Pacific were $14.0 million and $28.4 million for the three and six months ended October 31, 1998, an increase of 64% and 36% over sales of $8.5 million and $20.9 million for the three and six months ended October 31, 1997. The increase in sales is primarily due to increased sales of software under VLM agreements.

For the three and six months ended October 31, 1998, fluctuations in foreign currencies against the U.S. dollar did not have a material effect on the Company's financial results.

GROSS MARGIN

Overall gross margin as a percentage of net sales was 13.7% and 12.4% for the three and six months ended October 31, 1998, respectively, as compared to 12.2% and 11.7% for the comparable periods of the prior year. The increase in overall gross margin as a percentage of net sales is primarily due to the increasing percentage of gross margin provided by fee-based services, which have higher gross margins as a percentage of net sales than sales of software.

For the three and six months ended October 31, 1998, gross margin on the sale of PC software declined to 9.7% and 9.3%, respectively, as compared to 10.1% and 9.8% for the three and six months ended October 31, 1997, reflecting the increasing percentage of sales of software through VLM agreements and lower levels of financial incentives from suppliers. The Company generally realizes lower gross margins as a percentage of net sales on sales of software through VLM agreements, as compared to sales of full-packaged software products. The decline in software margins as a percentage of net sales for the three and six months ended October 31, 1998 was offset by an increase in gross margin dollars from technology services. Gross margin percentages on sales of technology services were 40% and 38% for the three and six months ended October 31, 1998, respectively, as compared to 40% for both the three and six months ended October 31, 1997.

The Company believes that gross margin percentages on sales of software may continue to decline if the volume of software product sales by the Company through VLM agreements continues or if publishers respond to continued market pressures by reducing financial incentives to resellers. This potential decrease in product gross margin percentages may be offset by anticipated increases in gross margin dollars generated by technology services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses include the costs of the Company's sales and marketing organization as well as purchasing, distribution and administration costs. For the three and six months ended October 31, 1998, SG&A expenses, as a percentage of net sales, increased to 11.0% and 9.9% respectively, as compared to 9.7% and 9.4% for the three and six months ended October 31, 1997. The increase is due to growth in the technology services business, which has higher levels of SG&A expenses as a percentage of net sales than the Company's software product business. The Company remains focused on controlling operating costs in both the services and product businesses.

DEPRECIATION AND AMORTIZATION

The increase in depreciation and amortization for the three and six months ended October 31, 1998, as compared to the three and six months ended October 31, 1997, reflects additional depreciation on the higher level of fixed assets utilized in the Company's services business in 1998.

INCOME TAX EXPENSE

The Company's effective tax rate for both the three and six months ended October 31, 1998 was approximately 45% as compared to approximately 56% and 55% for the three and six months ended October 31, 1997, respectively. This decrease in the Company's effective tax rate primarily reflects the impact of its improved international operations.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, the Company had approximately $3.9 million in cash and cash equivalents and had $25.8 million outstanding under its $100 million revolving credit facility. The credit facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, permits the Company to borrow up to $100 million, subject to availability under its borrowing base. As of October 31, 1998, the Company had approximately $49 million of additional borrowing availability under its credit facility. The facility expires in March 2001.

The decrease in trade accounts receivable and trade accounts payable from April 30, 1998 to October 31, 1998 is due to collection of the receivables associated with large sales at the end of fiscal 1998 and payment of the related liabilities. At October 31, 1998 and April 30, 1998, accounts receivable represented approximately 60 and 61 days of historical sales, respectively.

For the six months ended October 31, 1998, the Company used $12.9 million of cash in its operations compared to $4.4 million of cash used in operations in the six months ended October 31, 1997. The increase in cash used in operations is primarily due to the timing of large payments to the Company's vendors.

The increase in furniture, equipment and leasehold improvements from April
30, 1998 to October 31, 1998 reflects approximately $7.3 million of capital expenditures related primarily to the ongoing upgrade of the Company's computer systems and expansion of its technical support centers in Garland, Texas and Spokane, Washington.

The Company expects that its cash requirements for fiscal 1999 will be satisfied from cash flow from operations and borrowings under its credit facility.

In 1997, the Company implemented a stock repurchase program which, upon amendment in July 1998, allows the Company to purchase up to $5 million of the Company's Common Stock from time to time in the open market or through privately negotiated transactions. The Company funds such purchases with cash or borrowings under the Company's credit facility. As of December 9, 1998, the Company had repurchased 178,800 shares of Common Stock, for a total of $3 million, under the stock repurchase program.

YEAR 2000

The Company has developed an overall plan outlining the tasks, resources and target dates necessary to ensure the ongoing operation of the Company's business through the turn of the century and beyond. Over the last three years, the Company has replaced substantially all of the core management information systems used in the Company's business, and the platforms upon which these systems were developed are designed to process dates accurately beyond the Year 2000. The Company plans to update its third-party software tools, database engines and applications to the most current release during the first two quarters of calendar 1999. Based on the Company's ongoing assessment of these core systems and the representations received from third parties, the Company believes that following the planned updates, its Year 2000 remediation of these systems will be substantially complete. In addition, the Company has conducted an inventory, review and assessment of its personal computers, networks and servers, desktop software applications and non-IT embedded systems to determine whether they support Year 2000 date codes.

The Company has begun remediation of the systems that are not in compliance and plans to complete remediation and to test all of its systems by the third quarter of calendar 1999. Based on its review and assessment, the Company expects that any required modifications will be made on a timely basis. In the event of an unexpected failure in one of the Company's systems, the Company's employees would be able to continue operations on a manual basis until such systems have been restored to full operating capacity.

The Company's Year 2000 initiative also provides for contacting key software vendors and other business partners to determine whether they have effective plans to address their Year 2000 issues. In the event that the Company's key vendors cannot provide the Company with software products and services that meet Year 2000 requirements on a timely basis, or if customers delay, forego or return software purchases based upon Year 2000 related issues, the Company's operating results could be materially adversely affected. Based on the Company's evaluation of the information received to date, the Company does not believe that such an occurrence is likely. However, the Company cannot control the Year 2000 readiness of third parties and therefore, such a risk remains possible.

The Company believes that its most reasonably-likely worst case scenario involves a temporary business disruption caused by the failure of a supplier to provide needed products or services. The most significant potential disruption would be a telecommunications failure at one of the Company's facilities, which could render the Company unable to accept sales orders or to perform under its technical support contracts. To the extent that a potential failure is deemed likely and the risk to the Company is significant, the Company's contingency plans would include rerouting calls to alternate operations centers, identifying substitute or second-source suppliers and outlining revised business processes.

The Company estimates that the total cost of the Year 2000 project will not exceed $1 million. The majority of the costs will involve reallocation of existing resources rather than incremental costs. This reallocation of resources is not anticipated to have a material impact on the implementation of any significant internal systems projects.

In general, as a reseller of software products, the Company only passes through to its customers the applicable vendors' warranties. The Company's operating results could be materially adversely affected, however, if it were held liable for the failure of software products resold by the Company to be Year 2000 compliant despite its disclaimer of software product warranties. With respect to the Company's consulting services, the failure of client systems or processes could subject the Company to claims regardless of whether the failure is related to services provided by the Company. Such claims, or the defense thereof, could have a material adverse effect on the Company's operating results.

EURO CURRENCY ISSUES

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to introduce a common legal currency called the Euro, which is intended to replace the currently existing currencies of the participating countries by January 2002. The Company believes that its internal systems are Euro capable and does not expect introduction and use of the Euro to materially impact its financial condition, operating results or use of derivative instruments.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Other than statements of historical fact, this Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements of the Company that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include future market trends, estimates regarding the economy and the software industry in general, key performance indicators that impact the Company and statements included in the Year 2000 discussion above. In developing any forward-looking statements, the Company makes a number of assumptions, including expectations for continued market growth, anticipated revenue and gross margin levels, and cost savings and efficiencies, which include the ability of the Company to develop electronic strategies.
Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. The Company's ability to continue to grow product sales and develop its technology services practice, improve its operating results in international markets and improve operational efficiencies will be key to its success in the future. If the industry's or the Company's performance differs materially from these assumptions or estimates, Software Spectrum's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company's Form 10-K for its fiscal year ended April 30, 1998 contains certain cautionary statements under "Forward-Looking Information" that identify factors that could cause the Company's actual results to differ materially from those in the forward-looking statements in this discussion. All forward-looking statements in this discussion are expressly qualified in their entirety by the cautionary statements in this paragraph and under "Forward-Looking Information" in the Company's Form 10-K.

INFLATION

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

PART II.  OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security Holders

On September 17, 1998, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, Mellon Baird and Keith Coogan were elected as directors to serve three-year terms expiring at the Company's Annual Meeting of Shareholders to be held in the year 2001. In addition, adoption of the Company's 1998 Long-Term Incentive Plan was approved.

The following table sets forth the number of shares of Common Stock that were voted for or against or abstained from each matter:

                                                                 For             Against          Abstained
                                                              ---------          -------          ---------
Election of Mellon Baird to the Board of Directors            3,727,976               --            19,435

Election of Keith Coogan to the Board of Directors            3,727,150               --            20,261

Adoption of the Company's
   1998 Long-Term Incentive Plan                              3,409,468          306,370            31,572


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 3.2(b) - Articles of Amendment to Article 8 of Software Spectrum, Inc.'s Amended and Restated Bylaws effective September 17, 1998.

               Exhibit 10.17 - The Software Spectrum, Inc. 1998 Long-Term Incentive Plan

               Exhibit 10.18 - First Amendment to Amended and Restated Credit Agreement, dated as of August 15, 1998, among the Company, the Chase Manhattan Bank, as Administrative Agent, Chase Bank of Texas, National Association, as Collateral Agent, and other participating financial institutions.

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the three month period ended October 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SOFTWARE SPECTRUM, INC.



Date:  December 14, 1998     By:  /s/ James W. Brown
                                 -----------------------------------------------
                                      James W. Brown
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                  EXHIBIT INDEX



Exhibit 3.2(b) Articles of Amendment to Article 8 of Software Spectrum, Inc.'s Amended and Restated Bylaws effective September 17, 1998.

Exhibit 10.17    The Software Spectrum, Inc. 1998 Long-Term Incentive Plan

Exhibit 10.18 First Amendment to Amended and Restated Credit Agreement, dated as of August 15, 1998, among the Company, the Chase Manhattan Bank, as Administrative Agent, Chase Bank of Texas, National Association, as Collateral Agent, and other participating financial institutions.

Exhibit 27       Financial Data Schedule