Form 10-Q
period 1999-01-31
SOFTWARE SPECTRUM INC
filed 1999-03-17
CIK 875173

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

                                       OR

 [   ]          Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the transition period from _____ to _____.

                         Commission file number 0-19349

                             SOFTWARE SPECTRUM, INC.
             (Exact name of registrant as specified in its charter)

             Texas                                   75-1878002
------------------------------------    --------------------------------------
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

     At March 10, 1999, the Registrant had outstanding 4,212,207 shares of its Common Stock, par value $.01 per share.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES


                                      INDEX



                                                                                    PAGE
PART I.           FINANCIAL INFORMATION                                            NUMBER
Item 1.           Consolidated Financial Statements

                      Consolidated Balance Sheets at January 31, 1999
                               and April 30, 1998                                     1

                      Consolidated Statements of Income for the
                               Three and Nine Months Ended
                               January 31, 1999 and 1998                              2

                      Consolidated Statements of Cash Flows
                               for the Nine Months Ended
                               January 31, 1999 and 1998                              3

                      Notes to Consolidated Financial Statements                  4 - 5


Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                  6 - 10


PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                   11

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                             January 31,      April 30,
                                                                                1999             1998
                                                                             -----------      -----------
                                                                             (Unaudited)
                                 ASSETS
Current assets
    Cash and cash equivalents                                                $    9,071       $    7,129
    Trade accounts receivable, net of allowance for doubtful
      accounts of $2,827 at January 31 and $3,050 at April 30                   167,290          171,460
    Inventories                                                                   2,985            4,564
    Prepaid expenses                                                              2,714            2,279
    Other current assets                                                            788            1,024
                                                                             ----------       ----------
        Total current assets                                                    182,848          186,456

Furniture, equipment and leasehold improvements, at cost                         46,428           37,951
    Less accumulated depreciation and amortization                               23,557           17,538
                                                                             ----------       ----------
                                                                                 22,871           20,413
Other assets, consisting primarily of goodwill, net of accumulated
  amortization of $7,637 at January 31 and $5,661 at April 30                    49,330           51,762
                                                                             ----------       ----------

                                                                             $  255,049       $  258,631
                                                                             ----------       ----------
                                                                             ----------       ----------

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                                     $      869       $      393
    Trade accounts payable                                                      148,887          160,331
    Other current liabilities                                                    12,007           13,824
                                                                             ----------       ----------
        Total current liabilities                                               161,763          174,548

Long-term debt, less current maturities                                          13,540            7,813

Shareholders' equity
    Preferred stock, par value $.01; authorized, 1,000,000 shares;
      issued and outstanding, none                                                   --               --
    Common stock, par value $.01; authorized, 20,000,000 shares;
      issued 4,479,419 shares at January 31 and 4,397,678 shares
      at April 30                                                                    45               44
    Additional paid-in capital                                                   40,696           39,496
    Retained earnings                                                            45,464           40,765
    Currency translation adjustments                                             (2,751)          (2,627)
                                                                             ----------       ----------
                                                                                 83,454           77,678

    Less treasury stock at cost; 225,801 shares at January 31 and
      92,111 shares at April 30                                                   3,708            1,408
                                                                             ----------       ----------
        Total shareholders' equity                                               79,746           76,270
                                                                             ----------       ----------
                                                                             $  255,049       $  258,631
                                                                             ----------       ----------
                                                                             ----------       ----------

                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                    Three Months Ended              Nine Months Ended
                                                ---------------------------     ---------------------------
                                                January 31,     January 31,     January 31,     January 31,
                                                   1999            1998            1999            1998
                                                -----------     -----------     -----------     -----------
Net sales
    Software                                    $  236,483      $  233,404      $  615,608      $  615,800
    Technology services                             25,439          13,191          70,555          37,778
                                                ----------      ----------      ----------      ----------
                                                   261,922         246,595         686,163         653,578
                                                ----------      ----------      ----------      ----------
Cost of sales
    Software                                       215,398         210,715         559,240         555,590
    Technology services                             17,260           8,803          45,014          23,470
                                                ----------      ----------      ----------      ----------
                                                   232,658         219,518         604,254         579,060
                                                ----------      ----------      ----------      ----------
    Gross margin                                    29,264          27,077          81,909          74,518

Selling, general and administrative expenses        22,416          20,671          64,484          58,978
Depreciation and amortization                        2,857           2,488           8,182           7,149
                                                ----------      ----------      ----------      ----------
    Operating income                                 3,991           3,918           9,243           8,391

Interest expense (income)
    Interest expense                                   510             862           1,269           2,823
    Interest income                                   (130)            (49)           (342)           (145)
                                                ----------      ----------      ----------      ----------
                                                       380             813             927           2,678
                                                ----------      ----------      ----------      ----------

    Income before income taxes                       3,611           3,105           8,316           5,713

Income tax expense                                   1,500           1,167           3,617           2,606
                                                ----------      ----------      ----------      ----------
    Net income                                  $    2,111      $    1,938      $    4,699      $    3,107
                                                ----------      ----------      ----------      ----------
                                                ----------      ----------      ----------      ----------
Earnings per share
    Basic                                       $     0.50      $     0.45      $     1.10      $     0.72
                                                ----------      ----------      ----------      ----------
                                                ----------      ----------      ----------      ----------
    Diluted                                     $     0.49      $     0.45      $     1.09      $     0.71
                                                ----------      ----------      ----------      ----------
                                                ----------      ----------      ----------      ----------
Weighted average shares outstanding
    Basic                                            4,243           4,306           4,261           4,323
                                                ----------      ----------      ----------      ----------
                                                ----------      ----------      ----------      ----------
    Diluted                                          4,272           4,312           4,299           4,347
                                                ----------      ----------      ----------      ----------
                                                ----------      ----------      ----------      ----------

                          See notes to consolidated financial statements.

                                SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                             (in thousands)

                                                                                  Nine Months Ended
                                                                                     January 31,
                                                                             ----------------------------
                                                                                 1999            1998
                                                                             -----------      -----------
Operating activities
    Net income                                                               $    4,699       $    3,107
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Provision for bad debts                                                     766            1,477
        Depreciation and amortization                                             8,182            7,149
        Deferred income taxes                                                       284              380
        Changes in operating assets and liabilities
           Trade accounts receivable                                              3,256           (8,676)
           Inventories                                                            1,591           10,087
           Prepaid expenses and other assets                                        236            3,349
           Trade accounts payable and other current
             liabilities                                                        (13,325)          (2,474)
                                                                             ----------       ----------
    Net cash provided by operating activities                                     5,689           14,399
                                                                             ----------       ----------

Investing activities
    Purchase of furniture, equipment and leasehold
        improvements                                                             (8,523)          (6,273)
                                                                             ----------       ----------
    Net cash used in investing activities                                        (8,523)          (6,273)
                                                                             ----------       ----------

Financing activities
    Borrowings on long-term debt                                                154,309          234,028
    Repayments of long-term debt                                               (148,132)        (237,975)
    Proceeds from stock issuance including tax benefit
        related to stock options exercised                                        1,201              318
    Purchase of treasury stock                                                   (2,300)            (862)
    Other                                                                           (10)              --
                                                                             ----------       ----------
    Net cash provided by (used in) financing activities                           5,068           (4,491)
                                                                             ----------       ----------

Effect of exchange rate changes on cash                                            (292)             286
                                                                             ----------       ----------

Increase in cash and cash equivalents                                             1,942            3,921
Cash and cash equivalents at beginning of period                                  7,129            7,440
                                                                             ----------       ----------
Cash and cash equivalents at end of period                                   $    9,071       $   11,361
                                                                             ----------       ----------
                                                                             ----------       ----------
Supplemental disclosure of cash paid during the period
    Income taxes                                                             $    3,274       $    1,979
    Interest                                                                        937            3,218

                           See notes to consolidated financial statements.

NOTE A -- BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying financial statements include the accounts of Software Spectrum, Inc. (the "Company") and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of January 31, 1999, the consolidated results of operations for the three and nine months ended January 31, 1999 and 1998 and the consolidated cash flows for the nine months ended January 31, 1999 and 1998 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                                    Three Months Ended              Nine Months Ended
                                                       January 31,                     January 31,
                                                ---------------------------     ---------------------------
                                                   1999            1998            1999            1998
                                                -----------     -----------     -----------     -----------
Net income                                      $    2,111      $    1,938      $    4,699      $    3,107
Currency translation adjustments
                                                        30            (577)           (124)         (1,224)
                                                ----------      ----------      ----------      ----------
    Comprehensive income                        $    2,141      $    1,361      $    4,575      $    1,883
                                                ----------      ----------      ----------      ----------
                                                ----------      ----------      ----------      ----------

NOTE C -- EARNINGS PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options that were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares totaled approximately 289,000 and 273,000 shares for the three and nine months ended January 31, 1999 and 232,000 and 246,000 shares for the three and nine months ended January 31, 1998, respectively.

                                                       Three Months Ended              Nine Months Ended
                                                           January 31,                    January 31,
                                                      ---------------------         -----------------------
                                                       1999           1998           1999             1998
                                                      ------         ------         ------           ------
Net income                                            $2,111         $1,938         $4,699           $3,107
                                                      ------         ------         ------           ------
Weighted average shares outstanding - basic            4,243          4,306          4,261            4,323
Effect of dilutive employee and director
  stock options                                           29              6             38               24
                                                      ------         ------         ------           ------
Weighted average shares outstanding - diluted          4,272          4,312          4,299            4,347
                                                      ------         ------         ------           ------

Earnings per share - basic                            $ 0.50         $ 0.45         $ 1.10           $ 0.72
                                                      ------         ------         ------           ------
                                                      ------         ------         ------           ------

Earnings per share - diluted                          $ 0.49         $ 0.45         $ 1.09           $ 0.71
                                                      ------         ------         ------           ------
                                                      ------         ------         ------           ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's revenues are derived primarily from the sale of personal computer ("PC") software products and technology services in North America, Europe and Asia/Pacific.

The following table sets forth certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales.

                                                   Three Months Ended               Nine Months Ended
                                                       January 31,                      January 31,
                                                 -----------------------         -----------------------
                                                   1999           1998            1999            1998
                                                 --------        -------         -------         -------
Net sales                                         100.0%          100.0%          100.0%          100.0%
Cost of sales                                      88.8            89.0            88.1            88.6
                                                  -----           -----           -----           -----
    Gross margin                                   11.2            11.0            11.9            11.4
Selling, general and administrative expenses        8.6             8.4             9.4             9.0
Depreciation and amortization                       1.1             1.0             1.2             1.1
                                                  -----           -----           -----           -----
    Operating income                                1.5             1.6             1.3             1.3
Interest expense, net                               0.1             0.3             0.1             0.4
                                                  -----           -----           -----           -----
    Income before income taxes                      1.4             1.3             1.2             0.9
Income tax expense                                  0.6             0.5             0.5             0.4
                                                  -----           -----           -----           -----
    Net income                                      0.8%            0.8%            0.7%            0.5%
                                                  -----           -----           -----           -----
                                                  -----           -----           -----           -----

NET SALES

The Company sells PC software applications through volume licensing and maintenance ("VLM") agreements, or right to copy arrangements, and full-packaged PC software products either from its distribution centers or through third-party distributors. In addition, the Company provides fee-based services, including consulting and technical support, through its Technology Services Group.

Software sales for the three and nine months ended January 31, 1999, were comparable to those for the three and nine months ended January 31, 1998. The Company serves as a designated service provider for VLM agreements which are frequently used by organizations seeking to standardize desktop software applications and, consequently, may involve significant quantities of unit sales for each customer at lower per-unit prices than full-packaged software products. Sales of software through VLM agreements represented approximately 85% and 82% of software sales for the three and nine months ended January 31, 1999 compared to approximately 80% and 75% for the three and nine months ended January 31, 1998. The Company generally realizes lower gross margins as a percentage of net sales on sales of software through VLM agreements, as compared to sales of full-packaged software products. Certain publishers have recently introduced enterprise-wide licensing arrangements which simplify the administration of VLM agreements for customers who elect to standardize desktop applications across their organizations. These programs typically have lower gross margins and administrative costs than traditional VLM arrangements. The Company believes the introduction of these programs has lengthened the time required to close sales to certain large customers, who must evaluate their options under the new programs.

For the three and nine months ended January 31, 1999, service revenues increased by 93% and 87% as compared to the three and nine months ended January 31, 1998. The increase was primarily due to services provided under a large technical support contract that began in the July 1998 quarter. In addition, sales from the Company's consulting sites increased by greater than 10% for both the three and nine months ended January 31, 1999. As of March 10, 1999, the Company had 23 consulting offices worldwide. Fee-based services represented approximately 10% of the Company's overall sales for the nine months ended January 31, 1999 as compared to 6% for the nine months ended January 31, 1998. However, such revenue generated approximately 31% and 19%, respectively, of the Company's gross margin dollars. The Company expects that the percentage of gross margin dollars provided by fee-based services will increase as the Company continues to develop and expand its technology services business.

The Company believes future increases in sales will depend upon its ability to maintain and increase its customer base, to develop and expand its technology services and to capitalize on continued growth in desktop technology markets around the world.

INTERNATIONAL OPERATIONS

For the three and nine months ended January 31, 1999, sales outside of the United States increased 15% and 24% to $45 million and $117 million, respectively, as compared to $39 million and $94 million for the three and nine months ended January 31, 1998.

Sales in Europe increased 41% and 33% to $24 million and $51 million for the three and nine months ended January 31, 1999, primarily due to increased sales of software under VLM agreements. The growing European licensing revenues have been subject to significant margin pressures. This trend is similar to that experienced in North America, which is discussed below.

Sales in Asia/Pacific increased 19% to $36 million for the nine months ended January 31, 1999, due primarily to increased sales of software under VLM agreements. Sales in Asia/Pacific were $8 million and $10 million for the three months ended January 31, 1999 and 1998, respectively. The decline relates primarily to decreased sales of software through VLM agreements and is partially due to the introduction of enterprise-wide licensing arrangements, which the Company believes has lengthened the sales cycle to certain customers. Since the Company's Asia/Pacific sales are concentrated in Australia and New Zealand, management believes that the current decline in volume is not specifically related to the economic problems in Southeast Asia.

For the three and nine months ended January 31, 1999, fluctuations in foreign currencies against the U.S. dollar did not have a material effect on the Company's financial results.

GROSS MARGIN

Overall gross margin as a percentage of net sales was 11.2% and 11.9% for the three and nine months ended January 31, 1999, respectively, as compared to 11.0% and 11.4% for the comparable periods of the prior year. The increase in overall gross margin as a percentage of net sales is primarily due to the increasing percentage of gross margin provided by fee-based services, which have higher gross margins as a percentage of net sales than sales of software.

For the three and nine months ended January 31, 1999, gross margin on the sale of PC software declined to 8.9% and 9.2%, respectively, as compared to 9.7% and 9.8% for the three and nine months ended January 31, 1998, reflecting the increasing percentage of sales of software through high-volume VLM agreements. The decline in software gross margin percentages for the three and nine months ended January 31, 1999 was offset by an increase in gross margin dollars from technology services. Gross margin percentages on sales of technology services were 32% and 36% for the three and nine months ended January 31, 1999, respectively, as compared to 33% and 38% for the three and nine months ended January 31, 1998.

The Company believes that gross margin percentages on sales of software may continue to decline if the volume of software product sales by the Company through VLM agreements, particularly enterprise-wide agreements, continues or if publishers respond to continued market pressures by reducing financial incentives to resellers. This potential decrease in product gross margin percentages may be offset by anticipated increases in gross margin dollars generated by technology services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses include the costs of the Company's sales and marketing organization as well as purchasing, distribution and administration costs. For the three and nine months ended January 31, 1999, SG&A expenses, as a percentage of net sales, increased to 8.6% and 9.4% respectively, as compared to 8.4% and 9.0% for the three and nine months ended January 31, 1998. The increase is due to growth in the technology services business, which has higher levels of SG&A expenses as a percentage of net sales than the Company's software product business. The Company remains focused on controlling operating costs in both the services and product businesses.

In December 1998, the Company signed an agreement to outsource its distribution operations in the United States. This model, which will be implemented in the fourth quarter of fiscal 1999, is expected to decrease the Company's distribution costs. A significant portion of the decrease will be offset by increased investment in the Company's services business, including its new technical support center in Tampa, Florida.

DEPRECIATION AND AMORTIZATION

The increase in depreciation and amortization for the three and nine months ended January 31, 1999, as compared to the three and nine months ended January 31, 1998, reflects additional depreciation on the higher level of fixed assets utilized in the Company's services business in 1999.

INCOME TAX EXPENSE

The Company's effective tax rate for the three and nine months ended January 31, 1999 was approximately 42% and 43% as compared to approximately 38% and 46% for the three and nine months ended January 31, 1998, respectively. The fluctuations in the Company's effective tax rate primarily reflect the impact of its international operations.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999, the Company had approximately $9.1 million in cash and cash equivalents and had $13.3 million outstanding under its $100 million revolving credit facility. The credit facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, permits the Company to borrow up to $100 million, subject to availability under its borrowing base. As of January 31, 1999, the Company had approximately $84.7 million of additional borrowing availability under its credit facility. The facility expires in March 2001.

The decrease in trade accounts receivable and trade accounts payable from April 30, 1998 to January 31, 1999 is due to collection of the receivables associated with large sales at the end of fiscal 1998 and payment of the related liabilities. At January 31, 1999 and April 30, 1998, accounts receivable represented approximately 54 and 61 days of historical sales, respectively.

For the nine months ended January 31, 1999, the Company's operating activities provided $5.7 million of cash compared to $14.4 million of cash provided by operations in the nine months ended January 31, 1998. The decrease in cash provided by operations is primarily due to the timing of certain payments to the Company's vendors.

The increase in furniture, equipment and leasehold improvements from April 30, 1998 to January 31, 1999 reflects approximately $8.5 million of capital expenditures related primarily to the ongoing upgrade of the

Company's computer systems and expansion of its technical support centers in Garland, Texas and Spokane, Washington.

The Company expects that its cash requirements for fiscal 1999 will be satisfied from cash flow from operations and borrowings under its credit facility.

In 1997, the Company implemented a stock repurchase program which, upon amendment in July 1998, allows the Company to purchase up to $5 million of the Company's Common Stock from time to time in the open market or through privately negotiated transactions. The Company funds such purchases with cash or borrowings under the Company's credit facility. As of March 10, 1999 the Company had repurchased 223,800 shares of Common Stock, for a total of $3.5 million, under the stock repurchase program.

YEAR 2000

The Company has developed an overall plan outlining the tasks, resources and target dates necessary to ensure the ongoing operation of the Company's business through the turn of the century and beyond. Over the last three years, the Company has replaced substantially all of the core management information systems used in the Company's business, and the platforms upon which these systems were developed are designed to process dates accurately beyond the Year 2000. The Company is in the process of updating its third-party software tools, database engines and applications to the most current release and plans to complete this project in the second quarter of calendar 1999. Based on the Company's ongoing assessment of these core systems and the representations received from third parties, the Company believes that following the planned updates, its Year 2000 remediation of these systems will be substantially complete. In addition, the Company has conducted an inventory, review and assessment of its personal computers, networks and servers, desktop software applications and non-IT embedded systems to determine whether they support Year 2000 date codes.

The Company is in the process of remediating the systems that are not in compliance and plans to complete remediation and to test all of its systems by the third quarter of calendar 1999. Based on its review and assessment, the Company expects that any required modifications will be made on a timely basis. In the event of an unexpected failure in one of the Company's systems, the Company's employees would be able to continue operations on a manual basis until such systems have been restored to full operating capacity.

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

In general, as a reseller of software products, the Company only passes through to its customers the applicable vendors' warranties. The Company's operating results could be materially adversely affected, however, if it were held liable for the failure of software products resold by the Company to be Year 2000 compliant despite its disclaimer of software product warranties. With respect to the Company's consulting services, the failure of client systems or processes could subject the Company to claims. Such claims, or the defense thereof, could have a material adverse effect on the Company's operating results.

EURO CURRENCY ISSUES

On January 1, 1999, eleven of the fifteen member countries of the European Union introduced a common legal currency called the Euro, which is intended to replace the currently existing currencies of the participating countries by January 2002. The initial introduction of the Euro did not have a significant effect on the Company's operations or financial results. The Company believes that its internal systems are Euro capable and does not expect increased use of the Euro to materially impact its financial condition, operating results or use of derivative instruments.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Other than statements of historical fact, this Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements of the Company that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include future market trends, estimates regarding the economy and the software industry in general, key performance indicators that impact the Company and statements included in the Year 2000 and Euro Currency discussions above. In developing any forward-looking statements, the Company makes a number of assumptions, including expectations for continued market growth, anticipated revenue and gross margin levels, and cost savings and efficiencies that include the ability of the Company to develop electronic strategies. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. The Company's ability to continue to grow product sales and develop its technology services practice, improve its operating results in international markets and improve operational efficiencies will be key to its success in the future. If the industry's or the Company's performance differs materially from these assumptions or estimates, Software Spectrum's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company's Form 10-K for its fiscal year ended April 30, 1998 contains certain cautionary statements under "Forward-Looking Information" that identify factors that could cause the Company's actual results to differ materially from those in the forward-looking statements in this discussion. All forward-looking statements in this discussion are expressly qualified in their entirety by the cautionary statements in this paragraph and under "Forward-Looking Information" in the Company's Form 10-K.

INFLATION

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

PART II.  OTHER INFORMATION




ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the three month period ended January 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SOFTWARE SPECTRUM, INC.



Date:  March 17, 1999        By: /s/ James W. Brown
                                 ----------------------------------------------
                                     James W. Brown
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)

                                  EXHIBIT INDEX



Exhibit 27        Financial Data Schedule