Form 10-K
period 1999-04-30
SOFTWARE SPECTRUM INC
filed 1999-07-28
CIK 875173

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                          ----------------------------
                                    FORM 10-K
                          ----------------------------

Mark One        Annual Report Pursuant to Section 13 or 15(d) of the
 [X]                    Securities Exchange Act of 1934
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999
                                       OR
 [ ]          Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the transition period from _____ to _____.

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

                             -----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value on July 15, 1999 of the Registrant's voting securities held by non-affiliates was $51,275,803.
     At July 15, 1999, the Registrant had outstanding 4,103,180 shares of its Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated by reference in Part III of this Annual Report on Form 10-K certain of the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held September 23, 1999, which will be filed by the registrant within 120 days after April 30, 1999.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Software Spectrum, Inc. (the "Company") is a global business-to-business software licensing and services provider. The Company serves Fortune 500 and Global 500 companies, thousands of mid-sized customers from every industry and the government and academic market segments. The Company provides its customers with comprehensive information technology solutions including a wide variety of third-party business software products, volume software licensing services and technology services and assists them in the implementation, deployment and ongoing support of their personal computing strategies. The Company has established supply arrangements with major personal computer software publishers, including Microsoft, IBM/Lotus, Novell, Attachmate, Symantec, Adobe Systems and Visio. The Company markets software titles for IBM, IBM-compatible and Macintosh personal computers, including software for all major operating systems such as Windows 95, Windows 98, Novell NetWare and Microsoft Windows NT.

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

FORWARD-LOOKING INFORMATION

     The Company, or its representatives, from time to time may make or may have made certain forward-looking statements, whether orally or in writing, including without limitation any such statements made or to be made in the Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and other information contained in its various filings with the Securities and Exchange Commission. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to, and are accompanied by, the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements. The Company cautions the reader that this list of factors may not be exhaustive. The Company operates in a rapidly changing business, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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

DEPENDENCE ON VENDORS

     A large percentage of the Company's sales are represented by popular personal computer business software products from a small number of vendors. For the year ended April 30, 1999, approximately 73% of the Company's net software sales were derived from products published by Microsoft and IBM/Lotus. Most of the Company's contracts with vendors are terminable by either party, without cause, upon 30 to 60 days notice. The loss or significant change of the Company's relationship with these vendors could have a material adverse effect on the Company's business and financial results. Although the Company believes the software products would be available from other parties, the Company may have to obtain such products on terms that would likely adversely affect its financial results.

VOLUME LICENSING AND MAINTENANCE AGREEMENTS

     The Company serves as a designated services provider for volume licensing and maintenance ("VLM") agreements between many of its customers and major publishers of personal computer software. VLM agreements are typically used by customers seeking to standardize desktop software applications and, consequently, typically involve significant quantities of unit sales for each customer. Although unit volume sales are increased by the use of VLM agreements, generally lower gross margins are realized on such sales as compared to sales of full-packaged software products. The Company continues to experience an increase in the percentage of sales made pursuant to VLM agreements and, consequently, overall gross margin percentages on the sale of software products should continue to decline. In addition, the trend toward use of enterprise-wide licensing agreements, which typically have lower gross margins and administrative costs than other VLM programs, has resulted in further decreases in the Company's product gross margins.

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

HIGHLY COMPETITIVE ENVIRONMENT

     The desktop technology marketplace is intensely competitive. The Company faces competition from a wide variety of sources, including other software suppliers, hardware manufacturers and resellers, technology service providers, personal computer retail stores (including superstores), mail order, Internet and other discount business suppliers and software publishers. Many of the Company's competitors, particularly software publishers, have substantially greater financial resources than the Company. Because of the intense competition within the personal computer software channel, companies that compete in this market, including the Company, are characterized by low gross and operating margins. Consequently, the Company's profitability is highly dependent upon effective cost and management controls.

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

     The growth and success of the Company's professional and support services businesses depend largely upon its ability to attract, develop, motivate and retain highly-skilled technical employees in an industry characterized by high employee turnover. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. If the Company is unable to attract and retain sufficient numbers of highly-skilled technical employees, the Company's professional and support services businesses could be adversely affected.

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

TELEPHONE SUPPORT SERVICES AGREEMENTS

     Certain of the Company's key technical support contracts generate revenues based upon the number of support requests received by the Company or the time spent on such requests. Consequently, the amount of revenues generated is dependent upon the support needs of end-users. With respect to agreements that provide for pricing on a per-call basis, the Company's profitability may be adversely affected if the Company receives fewer support requests than expected or the time spent in resolving inquiries is greater than anticipated.

     Certain of the Company's support contracts provide that the contract may be terminated on short notice if the Company fails to meet specified performance criteria. Cancellation of, or a significant decrease in, the services provided under a key support contract could have an adverse effect on the Company's profitability. In addition, the Company may be required to rapidly expand its support operations to meet the demands of its customers. Such rapid changes to the size of the Company's support operations and employee base could involve significant costs, including costs associated with employee hiring and training, the purchase of additional workstations, equipment and technology and the establishment of additional call center facilities.

YEAR 2000

     The Company has conducted a review and assessment of its core management information systems, desktop computers, networks and servers and software applications and packages to determine whether or not they support Year 2000 date codes. The Company has completed testing of its critical applications and its networks and servers and has uncovered no material date-related issues. The Company is in the process of updating its third-party software tools, database engines and applications to the most current releases and remediating any of its personal computers, desktop software applications and non-IT embedded systems that do not support Year 2000 date codes. The Company expects that any required modifications will be made on a timely basis and that the cost of such modifications will not have a material effect on the Company's operating results. The Company's Year 2000 initiative also calls for contacting key software vendors and other business partners to determine whether they have effective plans to address their Year 2000 issues. In the event that the Company's key vendors cannot provide the Company with software products that meet Year 2000 requirements on a timely basis, or if customers delay, forego or return software purchases, or delay professional services contracts based upon Year 2000 related issues, the Company's operating results could be materially adversely affected. In general, as a reseller of software products, the Company only passes through to its customers the applicable vendors' warranties. The Company's operating results could be materially adversely affected, however, if it were held liable for the failure of software products resold by the Company to be Year 2000 compliant despite its disclaimer of software product warranties. With respect to the Company's professional services, the failure of client systems or processes could subject the Company to claims. Such claims, or the defense thereof, could have a material adverse effect on the Company's operating results.

COMPANY OVERVIEW

     The Company is a global business-to-business software licensing and services provider that delivers comprehensive information technology solutions to organizations throughout North America, Europe and Asia/Pacific. The Company sells personal computer ("PC") software through volume licensing and maintenance agreements, or right-to-copy arrangements, and full-packaged PC software products, primarily through third-party distributors. In addition, the Company provides infrastructure design, enterprise software management, applications development and technical support services to help organizations maximize business value from information technology. The Company's strategy is to leverage its global infrastructure to provide a high level of customer service, to maintain a cost-efficient operating structure and to grow its product and services business around the world. The Company controls its costs by centralizing its administrative, customer service and technical support operations while utilizing a geographically dispersed field sales force and professional services staff strategically located in major business markets worldwide. The majority of the Company's revenues are derived from sales to large organizations, including Fortune 500 and Global 500 companies, as well as thousands of mid-sized customers from every industry, including the government and academic market segments.

     The Company derives revenues from three primary business lines, which consist of product services, professional services and support services.

     The largest component of the Company's business is providing third-party personal computer software, licenses and related services to large organizations with over 1,000 desktop computers, including companies in the Fortune 500 and Global 500. The Company concentrates on building and expanding these relationships through personal sales contacts made throughout major global distributed computing technology markets. The Company maintains a sales force which focuses on the software licensing and distribution needs of its larger customers and serves mid-sized customers through a combined field sales and outbound calling sales effort. Through its strategically located, centralized operations centers in North America, Europe and Asia/Pacific, the Company supports the global marketing efforts of its sales forces.

     The Company's Internet Web site, WWW.SOFTWARESPECTRUM.COM, includes an electronic catalog which can be used by customers to obtain pricing information, check order status, run purchase activity reports and purchase products. For many customers, the Company offers secure on-line customer-specific catalogs which contain products, prices and other information unique to each customer. In conjunction with this electronic business-to-business web tool, the Company maintains headquarters-based sales representatives to facilitate purchases and self-help services by the Company's customers over the Internet. See "Sales and Marketing."

     The Company's fee-based professional services are structured to meet customers' three fundamental solution requirements: advanced network infrastructure, including enterprise messaging and collaborative platforms; enterprise software management to help customers track and monitor their technology investments; and custom applications designed to meet a customer's unique business and e-commerce needs. The Company's professional services strategy is to focus on select technologies to allow its personnel to develop in-depth knowledge to support complex customer requirements. Software Spectrum provides services to assist customers in determining where and how technology and products can be applied to reduce the cost of managing and supporting enterprise networks, and has also demonstrated its ability to develop business-critical e-commerce solutions for customers.

     The Company markets its professional services through a dedicated field sales force strategically located to reach the Company's major markets. As of April 30, 1999, the Company employed over 450 professional service consultants worldwide, which contributed approximately 5% of the Company's revenues for the year then ended.

     Software Spectrum provides technical support services through its support centers located in North America, Europe and Asia/Pacific. These services are primarily utilized by software publishers that desire to outsource their technology support services as well as organizations that choose to outsource their internal help desk function. In July 1999, the Company began providing telephone support services for one of the leading Internet service providers in the U.S. The Company employed over 1,100 technical support analysts and support personnel as of April 30, 1999, including a dedicated sales force.

     The Company adapts its product-related services to specific customer requests, consults with customers on developing strategies to efficiently manage the customer's investment in distributed computing software and hardware and manages the accurate and timely delivery of products. The Company provides its customers with information, advice and assistance through its marketing, sales and technical staff on the wide range of software procurement choices available. For customers electing to standardize desktop software applications or otherwise take advantage of right-to-copy arrangements, the Company provides volume licensing and maintenance agreement services and support. Under VLM agreements, the Company acts as a designated service provider to sell software licensing rights that permit customers to make copies of a publisher's software program from a master disk and distribute this software within a customer's organization for a fee per copy made. Maintenance agreements entitle customers to all upgrades of certain products during a specified period of time, typically two years following the software purchase. By utilizing VLM agreements, customers are able to consolidate their worldwide purchases and acquire software under a single master agreement for a given publisher from a global supplier such as the Company. One of the latest trends with respect to

VLM agreements involves enterprise-wide licensing agreements which give the customer the right to use an entire suite of products offered by a publisher on all desktops across its enterprise. The Company's licensing consultants can assist customers in selecting the most advantageous form of licensing available based on specific needs or constraints. Among its other services, the Company offers on-site consultants for large corporations, custom training and support of complex technologies, strategic planning for information systems departments, software selection assistance and determination of price and availability of hard-to-find software products.

     The Company serves an important role in the software industry by providing a service-oriented and cost-effective means for personal computer software publishers to market, sell, distribute and provide support for their products. The services provided by the Company assist publishers by building product awareness, marketing products directly on behalf of publishers to businesses and other organizations, and providing additional technical support and professional services related to those software products. The Company is also instrumental in the selection, design and implementation of VLM programs for its customers. The Company believes that maintaining its relationships with major publishers is important to the Company's future growth and profitability. The Company will often coordinate product introductions and marketing programs with publishers, which may involve joint regional product seminars and cross-selling of selected complementary products. Due to its volume of purchases, the Company believes it is able to obtain favorable pricing, avail itself of marketing funds provided by major publishers and work closely with publisher personnel on various marketing and selling matters such as the introduction of new products, programs and related service opportunities.

     The Company has continued to experience significant growth in the sale of software to its customers through VLM agreements. For the year ended April 30, 1999 ("fiscal 1999"), sales through VLM agreements represented approximately 83% of software sales of the Company, compared to 77% and 61% of software sales for the years ended April 30, 1998 ("fiscal 1998") and April 30, 1997 ("fiscal 1997"), respectively. Since individual software packages and documentation may not be provided to each user, and due to volume pricing incentives and lower distribution costs, customers utilizing VLM agreements can purchase licenses for software at a lower cost than by purchasing individual shrink-wrapped software packages. In general, the Company receives lower gross margins, as a percent of sales, on sales made through VLM agreements. Lower gross margins are partially offset by lower operating costs associated with such agreements.

GLOBAL OPERATIONS

     Under VLM agreements, multinational customers can consolidate their worldwide volume software purchases under a single master agreement for a given publisher. The Company's ability to sell software globally through these programs was a key factor in its global expansion, which began in fiscal 1993.

     The Company's North American operations are based in Dallas, Texas, with a major product and technical support call center located in Spokane, Washington and an additional technical support call center in Tampa, Florida, which was added in 1999. The Company also maintains professional services offices in major cities within the U.S. and Canada. The Company's European sales headquarters is located in The Hague, The Netherlands and its operations center is located in Dublin, Ireland. The Company augmented its European operations by establishing professional services offices in London, England in 1996, Frankfurt, Germany in early 1997 and The Hague, The Netherlands, in 1998. The Company began operations in Australia and New Zealand in April 1996, through an acquisition that significantly extended Software Spectrum's geographic coverage by providing an immediate presence in the Asia/Pacific region. In fiscal 1997, the Company established sales offices in Hong Kong and Singapore. During fiscal 1997 and 1998, the Company consolidated the administrative and support functions of its Asia/Pacific operations in Sydney to more closely align these functions with the centralized structure and operations of the Company's North American and European operations. The Company also installed information systems that are common to all of its operations centers. The Company's operations in Asia/Pacific incurred operating losses of approximately $.7 million in the fiscal year ended April 30, 1999, which reflects a substantial improvement over operating losses of approximately $2.5 million in the fiscal year ended April 30, 1998.

     In fiscal 1997, the Company entered into a joint venture in Japan, named Uchida-Spectrum, Inc., with Uchida-Yoko Co., Ltd. Through this joint venture, in which the Company owns a 45% equity interest, the Company sells software products and provides technology services to customers in Japan.

     With centralized operations centers in North America, Europe and Asia/Pacific, the Company is able to serve the major distributed computing technology markets around the world. Today, Software Spectrum provides software or fulfillment services to customers located in over 100 countries, provides support services in 11 languages, invoices customers in many local currencies and provides consolidated worldwide reporting to customers.

PROFESSIONAL SERVICES

     Through its worldwide professional services offices, the Company provides fee-based professional IT services structured to meet customers' three fundamental solution requirements: infrastructure design, enterprise software management and applications development.

     The Company's professional services offerings are centered around a number of specific technologies, including advanced networking infrastructure, enterprise messaging and groupware, distributed client/server business solutions, enterprise software management ("ESM") services and Internet/Intranet services. These technologies address customers' needs (i) to provide access to information at sites throughout the world within their organizations; (ii) to enable employees at different locations to communicate with each other in a cost-efficient manner; (iii) to provide more flexible access to mission critical information; (iv) to provide strategies for controlling the rising cost of supporting distributed computing; and (v) to develop comprehensive computing solutions to their unique business and e-commerce needs.

     The Company is an industry leader in assisting customers in implementing Microsoft's Systems Management Server ("SMS"). In 1995, the Company founded the Software Spectrum SMS Alliance, in cooperation with Microsoft, and is its managing member. Members of the SMS Alliance collectively represent more than 2 million desktops and meet regularly to share SMS deployment and management solutions. Based on the success of the SMS Alliance, during fiscal 1998 the Company created an Exchange Solutions Alliance in cooperation with Microsoft.

     As of April 30, 1999, the Company had professional services offices in Chicago, Dallas, Atlanta, New York, Houston, San Francisco, Denver, Detroit, Los Angeles, Minneapolis, Raleigh-Durham, Toronto, Sydney, Melbourne, Wellington, Singapore, London, Frankfurt and The Hague. Through its joint venture in Japan, Uchida-Spectrum, Inc., the Company also offers professional services to its customers in Japan.

     The Company is a Microsoft Solutions Provider, Lotus Notes Business Partner and IBM BESTeam Premium Partner and is authorized to sell, support, train and develop applications in many complex products. The Company's advanced networking infrastructure design capabilities cover a broad range of topologies and protocols, including local area and wide area networks and the ability to provide interfaces to many mainframes and minicomputers. The Company also provides sophisticated messaging and information-sharing solutions to provide a stable communications platform for enterprise-wide connectivity.

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

     Building on a foundation of solid infrastructure and effective software asset management, the Company also provides custom applications which provide solutions to customers' unique business needs. Custom applications may be developed using a number of third-party software tools and databases, including use of the Internet to deliver business-critical e-commerce solutions. Custom applications often require extended service engagements which solidify long-term client relationships. Applications development represented approximately one-third of the Company's professional services business at April 30, 1999.

SUPPORT SERVICES

     The Company provides fee-based telephone and Internet support services on behalf of software publishers and to end-users of business customers that choose to fully or partially outsource their internal help desk function. The Company's services cover a number of technologies, including desktop applications and operating systems and network operating systems.

     The Company provides quality technology support for organizations in four principal areas. First, it contracts with software publishers to provide telephone support on their behalf to customers. Second, the Company provides technical support to large organizations to replace the customer's internal help desk capabilities for the customer's employees. Third, in July 1999, the Company initiated technical support for the customers of a leading Internet service provider ("ISP"). Finally, support analysts handle support calls from the Company's corporate customers' technical personnel for escalation services. The staff in the Company's support centers are experienced in over 150 major personal computer software titles and can provide support for software products running on most major personal computer operating systems and environments, including Windows 95, Windows 98, Macintosh, Microsoft Windows NT, Novell NetWare and other network operating systems. The Company is designated as a Microsoft Certified Support Center (one of nine in the United States), a
Lotus Premium Business Partner and a Novell Authorized Service Center. The support centers include large capacity file servers, multiple CD ROM databases and other resources that enable the Company's support personnel to recreate a customer's individual problem, develop a solution and guide the customer through the solution on a step-by-step basis. Customers increasingly utilize the Internet as an electronic means to forward support questions and receive answers from the Company.

     The Company's support business grew rapidly in the 1999 fiscal year. The growth has been primarily in providing support services under contracts with software publishers, although the Company has also increased its support business with end-users and organizations. The Company maintains support facilities in Dallas, Texas; Spokane, Washington; Tampa, Florida; Dublin, Ireland and Sydney, Australia.

PRODUCT SERVICES

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

     Increasingly, large corporate customers are electing to standardize desktop applications and coordinate their enterprise-wide personal computer management responsibilities. In response to this trend, publishers have developed enterprise-wide VLM agreements, which simplify the terms, conditions and administration of VLM arrangements and provide the customer with more predictable annual costs. The Company works closely with its customers to educate them regarding the opportunities available under VLM agreements and has developed the systems needed to provide the global integration and milestone reporting required under these programs.

     The Company's licensing consultants are software managers certified by the Software Publishers' Association ("SPA"), a division of the Software and Information Industry Association, that are trained to provide customers with advice in the evaluation of the various VLM programs offered by publishers. In addition to the Company's extensive experience in dealing with VLM agreements, it has continued to invest in technology-based systems to support the special requirements necessary to service VLM agreements for its customers. The Company has developed a custom, client/server-based system which provides individualized customer contract management data, assists customers in complying with VLM agreements and provides customers with necessary reporting mechanisms.

     To help customers develop or improve their personal computer software management programs, the Company developed a software management process and corresponding implementation services that allow customers to effectively utilize the benefits associated with VLM programs. The Company provides its customers with a methodology for evaluating the individual customer's personal computer software management process and analyzing issues in implementing the VLM programs offered by various publishers. The service options available from the Company are designed to assist the customer in implementing its software management plan, including internal distribution services, communicating with end-users, reporting and compliance under VLM agreements and telephone support.

     Most of the Company's products are ordered by the customer's procurement or information systems department and may be billed to the department of the end-user, which may be located at a different site than the procurement or information systems department. The Company provides customers, upon request, open-order status and purchase activity reports formatted to each customer's specifications. The Company has also enabled its customers to obtain this information directly from the Company's Web site. Approximately 75% of the Company's customers now status their orders via this Internet tool. Also, customers can submit orders or other data to the Company from their computer systems via the Company's electronic data interchange ("EDI") capabilities. EDI and on-line Web order placement improve order accuracy and reduce administrative costs for corporate customers and the Company.

MAINTENANCE AND UPGRADE SERVICES

     A number of customers who have elected to purchase software licenses through VLM agreements have also purchased software maintenance, which allows customers to receive new versions, upgrades or updates of software products released during the maintenance period in exchange for a specified annual fee, which may be paid in monthly, quarterly or annual installments. Upgrades and updates are revisions to previously published software that improve or enhance certain features of the software and correct errors found in previous versions. Customers that have elected not to purchase maintenance agreements are still able to upgrade multiple units of specific products through the Company for a separate fee.

ELECTRONIC SERVICES AND CAPABILITIES

     The Company offers a number of services and is, on an ongoing basis, implementing new and enhanced systems to support its customers' migration toward electronic commerce and electronic software distribution ("ESD").

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

     Through its professional services offices, the Company supplies enterprise software management services for customers who adopt ESD within their organizations. These services help manage distributed PC environments through use of products such as the Microsoft Systems Management Server.

     The second form of ESD is between businesses via electronic links such as the Internet. This form of ESD supports the fast, convenient delivery of software products. The Company currently delivers a limited amount of software in this manner and intends to continue to participate in this method of distribution as demand for this service by large organizations emerges and as communication technology improvements enable this form of ESD to become more widely used.

WORLD WIDE WEB SITE AND PUBLICATIONS

     The Company's World Wide Web site contains an on-line catalog of thousands of products that can be purchased over the Internet. The Internet catalog provides information about products through a comprehensive search engine and provides product descriptions. The Company offers customer-specific, secure catalogs available over the Internet. Each specialized electronic catalog contains specific products and pricing unique to that customer as well as information particular to the VLM agreements in which that customer is enrolled. The customer is also able to status open orders and order certain standard reports on-line.

     The Company's World Wide Web site provides customers with information concerning the Company, its products (including third-party reviews) and services, and the publishers represented by the Company. The Company also provides information through various Company publications. A portion of the marketing funds provided to the Company by publishers is used to offset the Company's cost of producing these publications. The Company publishes newsletters, service and product brochures and product catalogs, and also provides other timely information coincident with major product releases. IN TOUCH, a comprehensive on-line magazine, offers the latest news and commentary on industry trends, software products, promotions and Company-sponsored workshops, seminars and other technology-related events.

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

SALES AND MARKETING

     The Company sells and markets its product and professional services to existing and potential large customers through its account executives, professional services account managers ("PSAMs"), customer service representatives and its marketing and support staff. The Company organizes account management teams to serve and support each of its customer's needs for product and professional services. Generally, each team consists of one account executive and/or PSAM, supported by technical, marketing, customer service and sales support personnel at the Company's operations centers or professional services sites, as well as Web-based self-service capabilities.

     The Company assigns to account executives and PSAMs specific accounts and/or a specific territory, which generally includes major metropolitan areas in one or more countries, states or provinces. Account executives and PSAMs market the overall service and advantages of using the Company as the customer's preferred software and services supplier, and they concentrate on generating new customer relationships, maintaining and improving existing customer relationships and increasing the volume of software and services provided to corporate customers. For national and global accounts, several account executives and/or PSAMs may work with the customer in different parts of North America, Europe and Asia/Pacific, coordinated by a designated national or global account manager. The number of accounts handled by each account executive or PSAM depends on the relative size of the accounts and the level of service required by each customer within the assigned territory.

     Account executives work directly with senior and mid-level procurement managers, IT managers and computer support managers of existing and potential customers to identify the specific needs of each customer and to facilitate the purchase of software products and services by the customer's organization. Account executives maintain close contact with customers in order to provide them with timely communications and assistance with any special or strategic requests. Account executives are responsible for providing customers with useful and relevant product information to assist the customer in its selection of software available for the desired application, providing customers with information and guidance on software procurement options including VLM agreements, implementation and deployment of software under VLM agreements and planning product presentations and seminars by representatives of the Company and publishers.

     The Company's licensing consultants work with its customers to provide advice and consultation on VLM programs and to produce detailed customer account analysis and reporting. The Company also assigns a team of customer service representatives to each product account. Customer service representatives, who are based primarily at the Company's operations centers, handle all aspects of the day-to-day customer account servicing, including common presale technical questions, customer order placement, order status inquiries, requests for a demonstration product for evaluation and searches for hard-to-find products. They also help customers perform many of these functions directly by guiding them through the variety of options available on the Company's Web site - WWW.SOFTWARESPECTRUM.COM. This structure enables customer service representatives to develop close relationships with individuals within the customer's organization and to better serve them by being familiar with their account. By assigning a specific team of customer service representatives to specific customers, the Company adds additional direct contacts that reinforce customer relationships.

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

     To solicit business from mid-sized organizations, the Company utilizes a coordinated effort from field sales and outbound calling team members. While product price and delivery terms are key factors in mid-sized organizations, the Company also provides a broad range of VLM agreement support and services, as well as professional services to this category of customers. Initial contact and sales are made typically through field sales or telephone inquiries. The Company interfaces with smaller customers via outbound telephone inquiries as well as Web-based self-service offerings.

     The Company sells its telephone and Internet-based support services through a dedicated sales force which focuses on the types of organizations who most often require such services. Software publishers typically outsource some or all of their telephone support on significant products, which allows the Company to leverage its existing relationship with major publishers. The Company also solicits large organizations who may desire to outsource all, or a portion of, their internal help desk function. The Company's market for support services also extends to a number of other technology-related organizations, including Internet service providers and hardware manufacturers and resellers.

SUPPORT SYSTEMS

     The Company has developed certain proprietary support systems that facilitate the delivery of product and services to its customers and has invested in technology-based systems to support the special requirements necessary to service VLM agreements for its customers. SOLO, a custom, client/server-based system, provides individualized contract management data, assists customers in complying with the terms of their VLM agreements and provides customers with necessary reporting mechanisms. Using individualized data in SOLO, in conjunction with the Company's contract management database, the Company's representatives can guide a customer through the various purchasing options and assist in administering VLM agreements. SOLO also provides the Company's customer service representatives with a customer profile, account status, order status and product pricing and availability details.

PRODUCTS AND DISTRIBUTION

     The software applications offered by the Company include major business programs such as spreadsheet, word processing, electronic mail, groupware, database, and graphics, as well as operating systems, utilities and languages. For the fiscal year ended April 30, 1999, the top 20 software titles sold by the Company represented approximately 73% of the Company's net software sales.

     In April 1999, the Company adopted a virtual warehouse model for the distribution of shrink-wrapped software in North America. The model was facilitated through an agreement with Ingram Micro, a leading technology distributor, to provide distribution capability for product purchased from Ingram Micro as well as product purchased elsewhere. A three-year agreement with Ingram Micro was signed December 24, 1998. The Company's former distribution facility in Louisville, Kentucky was closed in April 1999. The Company continues to operate a distribution facility in Sydney, Australia.

     Generally, the Company uses the services of distributors or publishers to ship products directly to its customers, both in the U.S. and other countries, usually the same day the Company receives the order. As of April 30, 1999, the Company did not have a significant order backlog.

CUSTOMERS

     In fiscal 1999, the Company handled more than 8,800 active customer accounts. The Company's customer base includes corporations, government agencies, educational institutions, non-profit institutions and other business entities. The Company also has established a presence in the educational market, and the Company has software resale authorizations from all major educational product publishers. Sales contracts with large customers for the procurement of products generally cover a one to three year period subject to the customers' rights to terminate the contract upon notice. These contracts usually include provisions regarding price, availability, payment terms and return policy. Contracts covering technology services vary in length depending on the services to be provided and are generally terminable upon 30 days notice. Standard payment terms with the Company's customers are net 30 days from the date of invoice or net 10 days in the case of summary periodic billings to customers. In fiscal 1999, no single customer represented more than 5% of the Company's revenues, and the Company's customer base included 307 of the 1998 Fortune 500 companies and 216 of the Fortune Global 500 companies. The Company does not believe that the loss of any single customer would have a material adverse effect on its business.

VENDORS

     The Company's sales from software are derived from products purchased from publishers and distributors. The decision whether to buy products directly from publishers or through distributors is determined on a vendor-by-vendor basis based on publisher requirements, cost, availability, return privileges and demand for a particular product. For fiscal 1999, approximately 84% of the Company's sales represented products purchased from its ten largest publishers. For each of the fiscal years ended April 30, 1999 and 1998, products from Microsoft accounted for approximately 65% and 55% of net software sales, respectively, and products from IBM/Lotus accounted for approximately 8% and 10% of net software sales, respectively.

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

COMPETITION

     The personal computer software market is intensely competitive. The Company faces competition from a wide variety of sources, including "software-only" resellers, hardware resellers and aggregators and large systems integrators. Current competitors from the software reseller category would include Corporate Software and Technology, Inc., ASAP Corporate Express, Softmart and Softwarehouse International. The Company believes that it possesses significant differentiating features from this group. These features include the Company's global presence and capabilities, extensive technology services capabilities and offerings, VLM expertise, services and systems that support the Company's business and knowledgeable, industry-experienced personnel.

     Competitors also include hardware resellers and aggregators. These companies compete in the large organization market with marketing efforts to provide customers with software and hardware services. Other competitors include Dell Computer Corporation, a hardware manufacturer that also sells software, and systems integrators such as GE Capital Corporation, Compaq Computer Corporation, Compucom Systems, Inc. and Microage, Inc. These companies do have a global presence and offer technology services. The Company believes its VLM expertise and services, software-focused solutions, custom computing systems specifically designed to support the Company's business and knowledgeable industry-experienced personnel are differentiating factors in this group of competitors.

     In the professional services market, there are a significant number of competitors, ranging from small local consulting services practices to large companies such as Whittman-Hart, Inc., Cambridge Technology Partners, Inc. and Keane, Inc., the technology services divisions of major hardware resellers, such as Compucom Systems, Inc., and the consulting divisions of national accounting firms such as KPMG LLP and PricewaterhouseCoopers LLP. The Company believes that its concentration on high-end enterprise architectural planning and consultation covering multiple key specific technologies, as well as its global presence, help to differentiate the Company from other competitors in the professional services area of its business. There are a number of significant competitors in the global technical software support services market, including Keane, Inc., Stream International, Inc., Sykes Enterprises Incorporated and DecisionOne Corporation. The Company competes in this market based primarily on the quality of services provided and cost. Many of the Company's competitors have significantly greater financial resources than the Company. However, the Company believes that its emphasis on training and quality programs, and its focus on high customer satisfaction at a reasonable cost, allows the Company to compete effectively in this highly competitive market.

     The manner in which personal computer software products are distributed and sold is continually changing and new methods of distribution may emerge or expand. Software publishers may intensify their efforts to sell their products directly to end-users, including current and potential customers of the Company. In the past, direct sales from software publishers to end-users have not been significant, although end-users have traditionally been able to purchase upgrades directly from publishers. From time to time, some publishers have instituted programs for the direct sale of single large order quantities of software to major corporate accounts, and the Company anticipates that these types of transactions will continue to be used by various publishers in the future. The Company could be adversely affected if major software publishers successfully implement programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the resale channel. The Company believes that the total range of services it provides to its customers cannot be easily substituted by publishers, particularly because publishers do not offer the scope of services or product offerings required by most of the Company's customers. However, there can be no assurance that publishers will not increase their efforts to sell substantial quantities of software directly to end-users. In addition, the acceptance of VLM agreements by organizations as a method to purchase software has continued to expand over the past year. Should publishers permit others to sell VLM agreements, or should additional competitors develop the capabilities required to service and support large licensing programs, the Company's competitive advantage could be negatively impacted. If the resale channel's participation in VLM agreements is reduced or eliminated, or if other methods of distribution of software become common, the Company's business and financial results could be materially adversely affected. Management believes that greater acceptance of VLM agreements will be one of the factors that over time will lead to electronic distribution of software. The Company currently delivers a limited amount of software in this manner and intends to continue to participate in this method of software distribution as demand for this service by large organizations emerges and as communications technology improvements permit electronic software distribution to be made securely and efficiently. The Company's continuing investment in electronic software distribution and electronic commerce reflects the Company's commitment to meeting the changing needs of its customers. Sales of personal computers to homes and small businesses with many popular software application programs bundled with the hardware have continued to increase. If bundling of software with hardware becomes accepted by large corporate customers in the future, such bundling could have an adverse effect on the Company's business.

EMPLOYEES

     As of April 30, 1999, the Company had approximately 2,500 employees in North America, Europe and Asia/Pacific. The Company has entered into non-competition agreements and/or non-solicitation agreements with substantially all of its sales and professional services personnel. None of the Company's employees are represented by a union.

ITEM 2.  PROPERTIES

     The Company currently leases approximately 211,000 square feet of space in Garland, Texas (a suburb of Dallas) for its corporate headquarters. The Garland leases have current monthly payments of approximately $79,000 and remaining terms of six to eight years. The Company leases approximately 71,000 square feet of office space in Spokane, Washington with current monthly payments of approximately $58,000. As of April 30, 1999, the Spokane lease had a remaining term of two years. In 1999, the Company opened a support services center in Tampa, Florida. This facility consists of approximately 98,500 square feet of space which is leased for approximately $107,000 per month. The remaining term of the lease is approximately five years. Within North America, the Company also leases office space in various markets for its professional services sites.

     With respect to its European-based operations, the Company currently leases space for its operations center in Dublin, Ireland, and leases office space in three other markets. In Asia/Pacific, the Company occupies leased office space in eight markets.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended April 30, 1999.

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


     FISCAL YEAR 1999 QUARTER ENDED:                                 High              Low
                                                                  ---------         ---------
     July 31                                                      $  21.88          $ 17.13
     October 31                                                      18.50            12.00
     January 31                                                      18.19            14.13
     April 30                                                        15.88            10.88

     FISCAL YEAR 1998 QUARTER ENDED:
     July 31                                                      $  15.00          $ 10.50
     October 31                                                      19.13            12.75
     January 31                                                      15.75            11.19
     April 30                                                        22.56            15.38


     On July 15, 1999, the last reported sales price of the Company's common stock as reported on The Nasdaq Stock Market was $18.50 per share. On July 15, 1999 there were 655 holders of record (representing approximately 2000 beneficial owners) of the Company's common stock. The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the near term.

ITEM 6.       SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

STATEMENT OF OPERATIONS DATA
(In thousands, except per share amounts)


                                                              Year Ended                           Year Ended
                                                               April 30,                            March 31, (1)
                                                 -------------------------------------    -------------------------
                                                    1999         1998          1997           1996         1995
                                                 -----------  -----------  -----------    -----------   -----------
Net sales                                        $   929,965  $   884,087  $   796,285    $   398,501   $   352,141
Gross margin                                         111,156      100,310       94,330         54,438        48,328
Operating income                                      12,013       11,149        1,816         10,163        12,938
Net income (loss)                                      6,131        4,487         (845)         7,366         8,788
Earnings (loss) per share (2)
     Basic                                              1.44         1.04         (.20)          1.76          2.11
     Diluted                                            1.43         1.03         (.20)          1.73          2.08
Weighted average shares outstanding
     Basic                                             4,244        4,318        4,314          4,196         4,169
     Diluted                                           4,273        4,351        4,314          4,260         4,217

BALANCE SHEET DATA
(In thousands)


                                                              Year Ended                           Year Ended
                                                               April 30,                            March 31,
                                                 -------------------------------------    -------------------------
                                                    1999         1998          1997           1996         1995
                                                 -----------  -----------  -----------    -----------   -----------
Working capital                                  $    15,951  $    11,908  $    31,673    $    59,052   $    58,407
Total assets                                         236,454      258,631      270,441        150,180       124,698
Total debt                                             8,626        8,206       37,370             --            --
Shareholders' equity                                  78,925       76,270       73,939         73,363        65,834

(1) In fiscal 1997, the Company changed its fiscal year-end from March 31 to April 30.

(2) The earnings per share amounts prior to 1998 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a global business-to-business software services provider that delivers comprehensive information technology solutions to organizations throughout North America, Europe and Asia/Pacific. The Company sells personal computer ("PC") software through volume licensing and maintenance ("VLM") agreements, or right-to-copy arrangements, and full-packaged PC software products, primarily through third-party distributors. In addition, the Company provides infrastructure design, enterprise software management, applications development and technical support services to help organizations maximize business value from information technology. Sales have increased each year since the Company's inception in 1983. Increases in sales of PC software and technology services over that period have resulted from the Company's market share growth, geographic expansion and strategic acquisitions. Sales increases also reflect overall growth in the PC software and technology services industries.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                                                  Percentage of Net Sales
                                                                                 for Year Ended April 30,
                                                                       --------------------------------------------
                                                                           1999            1998           1997
                                                                       -------------  -------------  --------------
Net sales                                                                 100.0%          100.0%         100.0%
Cost of sales                                                              88.0            88.7           88.2
                                                                       -------------  -------------  --------------
Gross margin                                                               12.0            11.3           11.8
Selling, general and administrative expenses                                9.5             9.0           10.6
Depreciation and amortization                                               1.2             1.1            1.0
                                                                       -------------  -------------  --------------
Operating income                                                            1.3             1.2             .2
Interest expense, net                                                        .2              .3             .3
                                                                       -------------  -------------  --------------
Income (loss) before income taxes                                           1.1              .9            (.1)
Income tax expense                                                           .5              .4             --
                                                                       -------------  -------------  --------------
Net income (loss)                                                            .6%             .5%           (.1%)
                                                                       -------------  -------------  --------------
                                                                       -------------  -------------  --------------


     Fluctuations in foreign currencies against the U.S. dollar did not have a significant effect on the Company's operating results for the periods presented.

FISCAL 1999 COMPARED TO FISCAL 1998

     Net sales increased approximately 5% in fiscal 1999 compared to fiscal 1998. Software sales for the year ended April 30, 1999 were comparable to those for the year ended April 30, 1998. The Company serves as a designated service provider for VLM agreements which are frequently used by organizations seeking to standardize desktop software applications and, consequently, may involve significant quantities of unit sales for each customer at lower per-unit prices than full-packaged software products. Sales of software through VLM agreements represented approximately 83% of software sales for the year ended April 30, 1999 compared to 77% for the year ended April 30, 1998. The Company generally realizes lower gross margins as a percentage of net sales on sales of software through VLM agreements, as compared to sales of full-packaged software products. Certain publishers offer enterprise-wide licensing arrangements which simplify the administration of VLM agreements for customers who elect to standardize desktop applications across their organizations. These programs typically have lower gross margins and administrative costs than traditional VLM arrangements.

     Revenues derived from technology services increased by 81% during fiscal 1999 compared to fiscal 1998. The increase was primarily attributable to support services provided under a large technical support contract that began in the July 1998 quarter. In addition, sales from the Company's professional services sites increased approximately 15% for the year ended April 30, 1999. Although fee-based services only represented approximately 10% of the Company's overall sales for the year ended April 30, 1999 and 6% for the year ended April 30, 1998, such revenue generated approximately 30% and 21%, respectively, of the Company's gross margin dollars. The Company expects that the percentage of gross margin dollars provided by fee-based services will increase as the Company continues to develop and expand this aspect of its business.

     For the year ended April 30, 1999, sales outside of the United States increased 24% to $159 million, compared to sales of $128 million for the year ended April 30, 1998. Sales in Europe increased 23% to $68 million while sales in Asia/Pacific increased 15% to $47 million for the year ended April 30, 1999. These increases over 1998 were primarily due to increased sales of software under VLM agreements, including enterprise-wide licensing arrangements. Growing European licensing revenues have been subject to margin pressures similar to that experienced in North America. In fiscal 1999, the Company's operating loss in Asia/Pacific was approximately $737,000, a significant reduction from the $2.5 million operating loss reported in the prior year. The reduction is due to increased sales, including several large enterprise-wide licensing arrangements, and changes to the Company's business model implemented in fiscal 1998.

     Overall gross margin as a percentage of net sales was 12.0% and 11.3% for the years ended April 30, 1999 and 1998, respectively. The increase in overall gross margin as a percentage of net sales is primarily due to the increasing percentage of gross margin provided by fee-based services, which have higher gross margins as a percentage of net sales than sales of software.

     For the year ended April 30, 1999, gross margin on the sale of PC software declined to 9.3% as compared to 9.5% for the year ended April 30, 1998, reflecting the increasing percentage of sales of software through high-volume VLM agreements. The decline in software gross margin percentages for the year ended April 30, 1999 was offset by an increase in gross margin dollars from technology services. Gross margin percentages on sales of technology services were 35% and 40% for the years ended April 30, 1999 and 1998, respectively. This decline is due primarily to the increasing percentage of sales provided by support services, which have lower margins than the Company's consulting services.

     The Company believes that gross margin percentages on sales of software may continue to decline if the volume of software product sales by the Company through VLM agreements, particularly enterprise-wide agreements, continues or if publishers respond to continued market pressures by reducing financial incentives to resellers. However, this potential decrease in product gross margin percentages may be offset by anticipated increases in gross margin dollars generated by technology services.

     Selling, general and administrative ("SG&A") expenses include the costs of the Company's sales and marketing organization as well as purchasing, distribution and administration costs. For the year ended April 30, 1999, SG&A expenses, as a percentage of net sales, increased to 9.5% as compared to 9.0% for the year ended April 30, 1998. The increase is due to growth in the professional and support services business lines, which have higher levels of SG&A expenses as a percentage of net sales than the Company's software product business. The Company remains focused on controlling operating costs in each of its business lines.

     In December 1998, the Company signed an agreement to outsource its packaged software distribution operations in the United States. This model, which was implemented in April 1999, is expected to decrease the Company's distribution costs. A significant portion of the decrease will be offset by additional investment in the Company's services business, including a new technical support center in Tampa, Florida.

     Depreciation and amortization for the year ended April 30, 1999, increased to $10.9 million compared to $9.7 million for the year ended April 30, 1998. The increase reflects additional depreciation on the higher level of fixed assets utilized in the Company's services business in 1999.

     The Company's effective tax rate for the year ended April 30, 1999 was approximately 42% as compared to approximately 45% for the year ended April 30, 1998. The decline in the Company's effective tax rate reflects the impact of improved international operations.

FISCAL 1998 COMPARED TO FISCAL 1997

     Sales of PC software increased 9% for the year ended April 30, 1998. The increased popularity of VLM agreements has contributed to the increase in unit volume sales, as well as the reduction in average unit prices of PC software in recent years. Sales of software through VLM agreements represented 77% and 61% of net software sales for fiscal 1998 and 1997, respectively.

     For the year ended April 1998, revenue from services increased 63%. In fiscal 1998 and 1997, fee-based technology services represented approximately 6% and 4% of the Company's overall sales; however, such revenue generated approximately 21% and 16% of the Company's gross margin dollars.

     For fiscal 1998 and 1997, sales outside of the United States totaled $128 million and $106 million. Sales in Europe increased 100% to $55 million in fiscal 1998 as compared to $28 million in the prior year. The increase was primarily due to increased sales of software under VLM agreements. In fiscal 1998, the Company's operating loss in Asia/Pacific was approximately $2.5 million, a reduction from the $4.9 million operating loss reported in the prior year. During fiscal 1998, the Company adjusted its Asia/Pacific business model to mirror the lower-cost, more centralized structure in the Company's North American and European operations and installed information systems that allowed the Company to complete its consolidation into a centralized operations center in Sydney, Australia. In addition, the Company reduced expenses by closing smaller unprofitable offices and reducing the number of employees in the region.

     Overall gross margin as a percentage of net sales was 11.3% and 11.8% in fiscal 1998 and 1997, respectively. The decline in overall gross margin as a percentage of net sales reflects the decline in gross margin on the sale of PC software. In fiscal 1998, gross margins on PC software sales declined to 9.5% as compared to 10.4% in fiscal 1997. The decline in product gross margins reflected the increasing percentage of VLM product sales and lower levels of financial incentives available from suppliers. The decline in software margins in fiscal 1998 was partially offset by growth in revenue from fee-based services, which have higher gross margins as a percentage of net sales than sales of software. The contribution from these services represented approximately 21% of overall gross margin dollars in fiscal 1998 as compared to 16% of gross margin dollars in fiscal 1997.

     For fiscal 1998 and 1997, SG&A expenses, as a percentage of net sales, were 9.0% and 10.6%, respectively. Selling, general and administrative expenses in fiscal 1997 reflected certain transition costs, including temporary staffing, excess travel and telephone expenses and costs associated with systems implementation, totaling approximately $3.7 million, primarily in connection with a business acquisition in May 1996. Excluding these identifiable transition costs, SG&A expenses as a percentage of net sales would have been 10.2% for fiscal 1997. The remaining decline in SG&A expenses as a percentage of net sales was due in part to the Company's ongoing efforts to reduce its operating costs.

     The increases in depreciation and amortization for fiscal 1998 as compared to fiscal 1997 reflect depreciation on the higher level of fixed assets.

     The Company's effective tax rate was approximately 45% in both fiscal 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a secured revolving credit facility (the "Facility") which permits the Company to borrow up to $100 million, subject to availability under its borrowing base. At April 30, 1999, $72 million was available under the Facility. The Facility, which expires in March 2002, bears interest at a variable rate (6.16% at April 30, 1999) and provides for an annual commitment fee equal to a variable percentage of the unused line of credit. The Facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, requires the Company to maintain certain financial covenants and ratios and places limitations on dividend payments, capital expenditures and certain other borrowings.

     Certain of the Company's foreign subsidiaries have revolving credit facilities with local banks totaling $8 million. Borrowings bear interest at floating rates (approximately 5.10% at April 30, 1999) and are secured by letters of credit issued by the Company. The facilities expire in February and March 2001. Annual maturities of long-term debt are $763,000, $63,000 and $7.8 million for the years ending April 30, 2000, 2001 and 2002, respectively.

     In 1997, the Company implemented a stock repurchase program which allows for the purchase of the Company's Common Stock from time to time in the open market or through privately negotiated transactions. The

Company funds such purchases with cash or borrowings under the Company's credit facility. As of June 15, 1999 the Company had repurchased 337,900 shares of Common Stock, for a total of $5 million, under the stock repurchase program and has been authorized by its Board of Directors to repurchase up to an additional $5 million of its Common Stock.

     The decrease in trade accounts receivable and trade accounts payable from April 30, 1998 to April 30, 1999 is due to collection of receivables associated with large sales at the end of fiscal 1998 and payment of the related liabilities. At April 30, 1999 and 1998, accounts receivable represented approximately 55 and 61 days of historical sales, respectively.

     Net cash provided by operations was $25.7 million in fiscal 1999, as compared to $37.7 million of cash provided by operations in fiscal 1998. Cash provided by operations in fiscal 1998 reflected large reductions in inventory due to increased use of VLM agreements and a shift toward shipping product directly from the Company's vendors. In addition, the Company had improved collections on accounts receivable in fiscal 1998. During fiscal 1997, $13.1 million of cash was used in operations. The Company used a higher level of cash in its operations in fiscal 1997 as it financed the growth in its receivables resulting from increased sales following an acquisition in May 1996.

     The increase in furniture, equipment and leasehold improvements in fiscal 1999 reflects approximately $9.7 million of capital expenditures relating to the ongoing upgrade of the Company's computer systems and expansion of its support centers in Dallas, Texas, Spokane, Washington and Tampa, Florida. The increase in furniture, equipment and leasehold improvements in fiscal 1998 reflects approximately $8.1 million of capital expenditures relating to upgrades of the Company's computer systems and expansion of its operations centers in Dallas, Texas and Dublin, Ireland. The Company's capital expenditures for fiscal 2000 are expected to be approximately $10 million, including expenditures to further upgrade the Company's computer systems and to expand its U.S. support facilities.

     The Company expects that its cash requirements for fiscal 2000 will be satisfied from cash flow from operations and borrowings under its credit facility.

MARKET RISK

     The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financial activities. The Company does not use derivative financial instruments for speculative or trading purposes.

     The Company conducts business in many foreign currencies and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses and financing transactions. The impacts of fluctuations in foreign currency exchange rates on the Company's geographically diverse operations are often varied and at times offsetting. The Company occasionally uses forward-exchange contracts to hedge these exposures. In addition, the Company issues intercompany advances to its foreign subsidiaries denominated in U.S. dollars, which expose the foreign subsidiaries to the effect of changes in spot exchange rates of their local currencies relative to the U.S. dollar. Based on the Company's foreign currency exchange rate exposure for intercompany borrowings of approximately $11 million at April 30, 1999, a 10% adverse change in currency rates would reduce net income by less than $1 million.

         The Company's credit arrangements expose it to fluctuations in interest rates. At April 30, 1999, certain of the Company's subsidiaries had $7.8 million outstanding under revolving credit facilities, which provide for interest to be paid based on variable rates. Thus, interest rate changes would result in a change in the amount of interest to be paid. Based upon the interest rates and borrowings at April 30, 1999, a 10% increase in interest rates would not materially affect the Company's financial position, results of operations or cash flows.

YEAR 2000

     The Company has developed an overall plan outlining the tasks, resources and target dates necessary to ensure the ongoing operation of the Company's business through the turn of the century and beyond. Over the last three years, the Company has replaced substantially all of the core management information systems used in the Company's business, and the platforms upon which these systems were developed are designed to process dates accurately beyond the Year 2000. The Company is in the process of updating its third-party software tools, database engines and applications to the most current releases and plans to complete these projects in the third quarter of calendar 1999. Based on the Company's testing of these core systems and representations received from third parties, the Company believes that following the planned updates, its Year 2000 remediation of these systems will be substantially complete. The Company has also completed testing of its networks and servers and, based on this testing together with information provided by the Company's vendors, has confirmed the compliancy of this equipment.

     In addition, the Company has conducted an inventory, review and assessment of its personal computers, desktop software applications and non-IT embedded systems to determine whether they support Year 2000 date codes. The Company is in the process of remediating the systems that are not in compliance and plans to complete remediation and to test all of its systems in the third quarter of calendar 1999. Based on its review and assessment, the Company expects that any required modifications will be made on a timely basis. In the event of an unexpected failure in one of the Company's systems, the Company's employees should be able to continue operations on a manual basis until such systems have been restored to full operating capacity.

     As part of its overall readiness plan, the Company constructed a systems test lab which simulated a replica of the Company's production environment. The lab allowed the Company to perform integrated system tests of the Company's critical applications in a production environment. The Company has completed testing of its critical applications and testing uncovered no material date-related issues.

     The Company's Year 2000 initiative also provides for contacting key software vendors and other business partners to determine whether they have effective plans to address their Year 2000 issues. In the event that the Company's key vendors cannot provide the Company with software products and services that meet Year 2000 requirements on a timely basis, or if customers delay, forego or return software purchases, or delay professional services contracts, based upon Year 2000 related issues, the Company's operating results could be materially adversely affected.

     The Company believes that its most reasonably-likely worst case scenario involves a temporary business disruption caused by the failure of a supplier to provide needed products or services. The most significant potential disruption would be a telecommunications failure at one of the Company's facilities, which could render the Company unable to accept sales orders or to perform under its technical support contracts. To the extent that a potential failure is deemed likely and the risk to the Company is significant, the Company's contingency plans would include rerouting calls to alternate operations centers, securing substitute or second-source suppliers and implementing revised business processes. The Company is currently developing and reviewing its contingency plans, which it plans to finalize in the fourth quarter of calendar 1999.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Other than statements of historical fact, this Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements of the Company that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include future market trends, expectations concerning the Company's growth, estimates regarding the economy and the software industry in general, key performance indicators that impact the Company, statements regarding market risk and statements included in the Year 2000 and Euro Currency discussions above. In developing any forward-looking statements, the Company makes a number of assumptions, including expectations for continued market growth, supplier relationships, anticipated revenue and gross margin levels, and cost savings and efficiencies that include the ability of the Company to develop electronic strategies. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. The Company's ability to continue to grow product sales and develop its professional and support services practices, improve its operating results in international markets and improve operational efficiencies will be key to its success in the future. If the industry's or the Company's performance differs materially from these assumptions or estimates, Software Spectrum's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. This report on Form 10-K for the Company's fiscal year ended April 30, 1999 contains certain cautionary statements under "Forward-Looking Information" that identify factors that could cause the Company's actual results to differ materially from those in the forward-looking statements in this discussion. All forward-looking statements in this discussion are expressly qualified in their entirety by the cautionary statements in this paragraph and under "Forward-Looking Information."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the current directors of the Company, and the persons nominated for election as directors of the Company at its Annual Meeting of Shareholders to be held on September 23, 1999, will appear in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders under the caption "Election of Directors" to be filed pursuant to Regulation 14A. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

     Officers are elected annually by the Board of Directors and serve until their successors are elected and qualified. The current executive officers of the Company are as follows:


                                                                             Officer
     Name                               Position                              Since             Age
     ----                               --------                              -----             ---

     Judy Odom Sims          Chairman and Chief Executive Officer             1983              46

     Keith R. Coogan         President and Chief Operating Officer            1990              47

     Roger J. King           Executive Vice President of Sales
                             and Marketing                                    1990              46

     James W. Brown          Vice President and Chief Financial Officer       1998              42

     Robert D. Graham        Vice President of Strategic Relationships        1997              44
                             and General Counsel, Secretary

     Robert B. Mercer        Vice President and Chief Information Officer     1994              47

     Lisa M. Stewart         Vice President of Customer Operations            1996              37

     Lorraine Castorina      Vice President of North American Sales           1998              52

     Link W. Simpson         Vice President of Services                       1998              44

     Melissa D. Womack       Vice President of Marketing                      1998              40

     Kelli H. Cole           Vice President of Human Resources                1998              38

     Judy Odom Sims has served as Chief Executive Officer of the Company since April 1988 and Chairman of the Board since July 1992. Ms. Sims is a co-founder of the Company and has been a director of the Company since its inception in 1983. Ms. Sims served as Treasurer of the Company from 1983 to October 1990, as Vice President from April 1987 to April 1988 and as President from April 1996 to May 1998. Ms. Sims was employed by the national accounting firm of Grant Thornton LLP from 1977 to 1985, where she last served as an audit partner. Ms. Sims is a Certified Public Accountant.

     Keith R. Coogan was named President in May 1998 and has been Chief Operating Officer since April 1996. Mr. Coogan has served as a director of the Company since August 1998. Mr. Coogan served as Executive Vice President of the Company from April 1996 to May 1998 and had been a Vice President of the Company since October 1990. Mr. Coogan served as Secretary of the Company from May 1991 through July 1992 and as Treasurer from October 1990 to March 1992. From May 1989 until joining the Company, Mr. Coogan served as Vice President of Finance for Leather Center Holdings, Inc., a privately-held manufacturer and retailer of leather furniture. From January 1986 to May 1989, he was Vice President and Chief Financial Officer of Trinity Texas Corporation and Ward Hunt Investments, both of which were privately-held real estate sales and development organizations. Mr. Coogan is a Certified Public Accountant.

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

     Robert D. Graham has served as Vice President of Strategic Relationships and General Counsel since January 1997 and Secretary since February 1997. Mr. Graham served on the Board of Directors of the Company from 1991 until February 1997. From 1980 through January 1997, Mr. Graham was in the private practice of law with the law firm of Locke Liddell & Sapp LLP and its predecessor, in Dallas, Texas.

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

     Lorraine Castorina was promoted to Vice President of North American Sales in May 1998. Ms. Castorina joined the Company in February 1987 and has served in various sales and sales management positions, most recently as Director of North American Sales West.

     Link W. Simpson was promoted to Vice President of Services in May 1998. Mr. Simpson also serves as President of the Company's professional services subsidiary, a position he has held since February 1992. From 1985 until February 1992, Mr. Simpson managed Info-Pro, Inc., a network integration and applications development services company, which was acquired by the Company in February 1992. Before forming Info-Pro, Mr. Simpson was employed by Rockwell International for nine years, where he held various positions in systems engineering and business development.

     Melissa D. Womack was promoted to Vice President of Marketing in May 1998. From May 1997 through April 1998, Ms. Womack served as Director of Marketing for the Company. Ms. Womack was previously Director of Sales and Marketing for SABRE Interactive and served in other marketing and sales positions for the SABRE Group since 1987.

     Kelli H. Cole joined the Company in November 1998 as Vice President of Human Resources. From September 1995 through July 1998, Ms. Cole served as Vice President - Global Human Resources Operations for Mary Kay Inc., a privately-held global cosmetics company. From June 1994 through August 1995, she served as Vice President - Office of Development for Morgan Stanley Inc. From December 1990 through June 1994, Ms. Cole was Vice President of Human Resources for Bankers Trust.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will appear in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on September 23, 1999, under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will appear in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on September 23, 1999, under the captions "Stock Ownership of Principal Shareholders" and "Stock Ownership of Management," which information is incorporated herein by reference.

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

       3.2(a) Restated Bylaws of the Company, as amended (incorporated by reference to the Company's Registration Statement No.
                     33-40794 on Form S-1).

       3.2(b) Articles of Amendment to Article 8 of the Company's Amended and Restated Bylaws effective September 17, 1998
                     (incorporated by reference to the Company's Quarterly
                     Report on Form 10-Q for the fiscal quarter ended October
                     31, 1998).

       3.3           Rights Agreement between the Company and KeyCorp
                     Shareholder Services, Inc., (the "Rights Agreement") dated
                     December 13, 1996, (incorporated by reference to the Company's Current Report on Form 8-K dated December 13,
                     1996).

       3.4           Letter of Substitution of Rights Agent under Rights
                     Agreement, dated June 7, 1997 (appointing ChaseMellon
                     Shareholders Services, L.L.C. as successor rights agent)
                     (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

       10.1          IBM Business Partner Agreement between the Company, IBM
                     Corporation and Lotus Development Corporation, dated June
                     30, 1997 (incorporated by reference to the Company's Annual
                     Report on Form 10-K for the fiscal year ended April 30,
                     1997).

       10.2 Microsoft Corporation Channel Agreement, dated July 1, 1998 between Microsoft Corporation and the Company, including
                     Addendum dated July 1, 1998 (Appointment as a Large Account
                     Reseller).

       10.3          Intentionally omitted.

       10.4(a)       Commercial Lease Agreement, dated May 1, 1990, between CIIF
                     Associates II Limited Partnership and the Company
                     (incorporated by reference to the Company's Registration
                     Statement No. 33-40794 on Form S-1).

       10.4(b)       Amendment to Lease Agreement, dated March 31, 1995 between
                     CIIF Associates II Limited Partnership and the Company
                     (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

       10.4(c) Third Amendment to Lease Agreement, dated effective as of April 20, 1998 between CIIF Associates II Limited
                     Partnership and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

       10.4(d) Fourth Amendment to Lease Agreement, dated effective as of October 1, 1998 between CIIF Associates II Limited
                     Partnership and the Company.

       10.5(a) Commercial Lease Agreement, dated as of April 19, 1993, between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

       10.5(b) Amendment #2 - Expansion Agreement to Lease Agreement, dated as of June 20, 1994 between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual
                     Report on Form 10-K for the fiscal year ended March 31,
                     1994).





       10.5(c) Third Amendment to Commercial Lease Agreement, dated effective April 1, 1995 between Kancro, L.P. and the
                     Company (incorporated by reference to the Company's Annual
                     Report on Form 10-K for the fiscal year ended March 31,
                     1995).

       10.5(d) Fourth Amendment to Commercial Lease Agreement, dated effective as November 25, 1996 between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual
                     Report on Form 10-K for the fiscal year ended April 30,
                     1997).

       10.5(e) Fifth Amendment to Commercial Lease Agreement, dated effective as of March 9, 1998 between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual
                     Report on Form 10-K for the fiscal year ended April 30,
                     1998).

       10.6 Lease Agreement between Spokane Teachers Credit Union and the Company, dated May 1, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

       10.7          Lease Agreement, dated March 8, 1996 by and between
                     Riverport Commerce Center, Inc. and the Company
                     (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

       10.8          Lease Agreement, dated April 26, 1996 by and between
                     Beneficiaries of American National Bank Trust Number
                     104601-03 and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

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

       10.12         Employees' Profit Sharing Plan of the Company, Adoption
                     Agreement, dated December 14, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

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

       10.15         Second Amended and Restated Limited Waiver Agreement, dated
                     March 29, 1999 between the Company and Private Capital
                     Management, Inc.

       10.16         Amended and Restated Credit Agreement, dated
                     March 11, 1998 among the Company, the Chase Manhattan Bank, as Administrative Agent, Chase Bank of Texas, National
                     Association, as Collateral Agent and other participating financial institutions (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998).

       10.17         The Software Spectrum, Inc. 1998 Long Term Incentive Plan
                     (incorporated by reference to the Company's Quarterly
                     Report on Form 10-Q for the fiscal quarter ended October
                     31, 1998).





       10.18 First Amendment to Amended and Restated Credit Agreement, dated as of August 15, 1998 among the Company, the Chase
                     Manhattan Bank, as Administrative Agent, Chase Bank of
                     Texas, National Association, as Collateral Agent, and other participating financial institutions (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998).

       10.19         Lease Agreement, dated October 19, 1998 between
                     Highwoods/Florida Holdings, L.P. and the Company, together with First Amendment thereto, dated April 16, 1999.

       21            Subsidiaries of the Company.

       23            Consent of Grant Thornton LLP, Independent Accountants.

       24 Power of Attorney (included on the signature page of this Form 10-K).

       27            Financial Data Schedule.

(B)    REPORTS ON FORM 8-K

       No reports on Form 8-K have been filed during the quarter ended April 30, 1999.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Report of Independent Certified Public Accountants                                                         F - 1

Financial Statements (Item 14(a) (1))

     Consolidated Balance Sheets as of April 30, 1999 and 1998                                             F - 2

     Consolidated Statements of Operations for the three years ended April 30, 1999                        F - 3

     Consolidated Statements of Shareholders' Equity for the three years ended April 30, 1999              F - 4

     Consolidated Statements of Cash Flows for the three years ended April 30, 1999                        F - 5

     Consolidated Statements of Comprehensive Income (Loss) for the three years ended April 30, 1999       F - 6

     Notes to Consolidated Financial Statements                                                            F - 7

Financial Statement Schedule (Item 14 (a) (2))

     Report of Independent Certified Public Accountants on Schedules                                       S - 1

     Schedule II - Valuation and Qualifying Accounts for the three years ended April 30, 1999              S - 2

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors

Software Spectrum, Inc.


We have audited the accompanying consolidated balance sheets of Software Spectrum, Inc. and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income (loss) for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Software Spectrum, Inc. and subsidiaries as of April 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended April 30, 1999 in conformity with generally accepted accounting principles.





/s/ Grant Thornton LLP
--------------------------
    Grant Thornton LLP

Dallas, Texas
June 15, 1999

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                               April 30,
                                                                                               ---------
                                                                                          1999             1998
                                                                                          ----             ----
                                     ASSETS
Current assets
    Cash and cash equivalents                                                         $    20,084       $     7,129
    Trade accounts receivable, net of allowance for doubtful
     accounts of $2,687 in 1999 and $3,050 in 1998                                        142,714           171,460
    Inventories                                                                               370             4,564
    Prepaid expenses                                                                        1,753             2,279
    Other current assets                                                                      696             1,024
                                                                                      -----------       -----------
       Total current assets                                                               165,617           186,456

Furniture, equipment and leasehold improvements, at cost                                   47,448            37,951
    Less accumulated depreciation and amortization                                         25,410            17,538
                                                                                      -----------       -----------
                                                                                           22,038            20,413
Other assets, consisting primarily of goodwill, net of accumulated
    amortization of $8,431 in 1999 and $5,661 in 1998                                      48,799            51,762
                                                                                      -----------       -----------

                                                                                      $   236,454       $   258,631
                                                                                      -----------       -----------
                                                                                      -----------       -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                                              $       763       $       393
    Trade accounts payable                                                                134,353           160,331
    Other current liabilities                                                              14,550            13,824
                                                                                      -----------       -----------
       Total current liabilities                                                          149,666           174,548

Long-term debt, less current maturities                                                     7,863             7,813

Shareholders' equity
    Preferred stock, par value $.01; authorized, 1,000,000 shares;
     issued and outstanding, none                                                              --                --
    Common stock, par value $.01; authorized, 20,000,000 shares;
     issued, 4,491,542 shares in 1999 and 4,397,678 shares in 1998                             45                44
    Additional paid-in capital                                                             40,833            39,496
    Retained earnings                                                                      46,896            40,765
    Currency translation adjustments                                                       (3,092)           (2,627)
                                                                                      -----------       -----------
                                                                                           84,682            77,678
    Less treasury stock at cost - 384,901 shares in 1999
     and 92,111 shares in 1998                                                              5,757             1,408
                                                                                      -----------       -----------
       Total shareholders' equity                                                          78,925            76,270
                                                                                      -----------       -----------
                                                                                      $   236,454       $   258,631
                                                                                      -----------       -----------
                                                                                      -----------       -----------


                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                                         Year Ended
                                                                                          April 30,
                                                                         ------------------------------------------
                                                                            1999            1998           1997
                                                                         -----------    -----------     -----------
Net sales
    Software                                                             $   833,667    $   830,792     $   763,519
    Technology services                                                       96,298         53,295          32,766
                                                                         -----------    -----------     -----------
                                                                             929,965        884,087         796,285

Cost of sales
    Software                                                                 755,758        751,581         683,835
    Technology services                                                       63,051         32,196          18,120
                                                                         -----------    -----------     -----------
                                                                             818,809        783,777         701,955
                                                                         -----------    -----------     -----------
    Gross margin                                                             111,156        100,310          94,330

Selling, general and administrative expenses                                  88,257         79,510          84,734
Depreciation and amortization                                                 10,886          9,651           7,780
                                                                         -----------    -----------     -----------
    Operating income                                                          12,013         11,149           1,816
Interest expense (income)
    Interest expense                                                           1,956          3,279           2,956
    Interest income                                                             (519)          (332)           (358)
                                                                         -----------    -----------     -----------

                                                                               1,437          2,947           2,598
                                                                         -----------    -----------     -----------

    Income (loss) before income taxes                                         10,576          8,202            (782)
Income tax expense                                                             4,445          3,715              63
                                                                         -----------    -----------     -----------
    Net income (loss)                                                    $     6,131    $     4,487     $      (845)
                                                                         -----------    -----------     -----------
                                                                         -----------    -----------     -----------
Earnings (loss) per share

    Basic                                                                $      1.44   $       1.04    $       (.20)
                                                                         -----------    -----------     -----------
                                                                         -----------    -----------     -----------
    Diluted                                                              $      1.43   $       1.03    $       (.20)
                                                                         -----------    -----------     -----------
                                                                         -----------    -----------     -----------
Weighted average shares outstanding

    Basic                                                                      4,244          4,318           4,314
                                                                         -----------    -----------     -----------
                                                                         -----------    -----------     -----------
    Diluted                                                                    4,273          4,351           4,314
                                                                         -----------    -----------     -----------
                                                                         -----------    -----------     -----------


                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In thousands, except number of shares)



                                           Common Stock     Additional             Currency         Treasury Stock
                                         ----------------    Paid-in   Retained    Translation     -----------------
                                         Shares    Amount    Capital   Earnings    Adjustments     Shares     Amount       Total
                                         ------    ------    -------   --------    -----------     ------     ------       -----

Balances at May 1, 1996                 4,297,523  $    43  $  37,544  $37,123      $  (153)       (34,026)   $  (538)   $ 74,019

Stock issued pursuant to employee
  benefit plans, including related
  tax benefit of $103                      66,000        1      1,496       --           --             --         --       1,497

Purchase of treasury stock                     --       --         --       --           --           (285)        (8)         (8)

Net loss                                       --       --         --     (845)          --             --         --        (845)

Currency translation adjustments               --       --         --       --         (724)            --         --        (724)
                                       ----------  -------  ---------  -------      -------       --------    -------    --------

Balances at April 30, 1997              4,363,523       44     39,040   36,278         (877)       (34,311)      (546)     73,939

Stock issued pursuant to employee
  benefit plans, including related
  tax benefit of $5                        34,155       --        456       --           --             --         --         456

Purchase of treasury stock                     --       --         --       --           --        (57,800)      (862)       (862)

Net income                                     --       --         --    4,487           --             --         --       4,487

Currency translation adjustments               --       --         --       --       (1,750)            --         --      (1,750)
                                        ---------  -------  ---------  -------      -------       --------    -------    --------

Balances at April 30, 1998              4,397,678       44     39,496   40,765       (2,627)       (92,111)    (1,408)     76,270

Stock issued pursuant to employee
  benefit plans, including related
  tax benefit of $105                      93,864        1      1,337       --           --             --         --       1,338

Purchase of treasury stock                     --       --         --       --           --       (292,790)    (4,349)     (4,349)

Net income                                     --       --         --    6,131           --             --         --       6,131

Currency translation adjustments               --       --         --       --         (465)            --         --        (465)
                                        ---------  -------  ---------  -------      -------       --------    -------    --------

Balances at April 30, 1999              4,491,542  $    45  $  40,833  $46,896      $(3,092)      (384,901)   $(5,757)   $ 78,925
                                        ---------  -------  ---------  -------      -------       --------    -------    --------
                                        ---------  -------  ---------  -------      -------       --------    -------    --------


                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                           Year Ended
                                                                                            April 30,
                                                                                 ------------------------------
                                                                                 1999         1998         1997
                                                                                 ----         ----         ----
Operating activities
  Net income (loss)                                                          $     6,131  $     4,487   $      (845)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities
       Provision for bad debts                                                     1,456        1,747         2,001
       Depreciation and amortization                                              10,886        9,651         7,780
       Deferred income taxes                                                         830         (140)       (1,402)
       Changes in operating assets and liabilities
          Trade accounts receivable                                               27,113      (13,040)      (90,065)
          Inventories                                                              4,183       13,705        (1,324)
          Prepaid expenses and other assets                                        1,238        4,357         7,164
          Trade accounts payable and other
             current liabilities                                                 (26,093)      16,980        63,585
                                                                             -----------  -----------   -----------
  Net cash provided by (used in) operating activities                             25,744       37,747       (13,106)
                                                                             -----------  -----------   -----------

 Investing activities
  Sales of short-term investments, net                                                --           --         7,370
  Purchase of furniture, equipment and
    leasehold improvements                                                        (9,739)      (8,091)      (12,726)
  Purchase of subsidiaries, net of cash acquired                                      --           --       (41,188)
                                                                             -----------  -----------   -----------
  Net cash used in investing activities                                           (9,739)      (8,091)      (46,544)
                                                                             -----------  -----------   -----------

 Financing activities
  Borrowings on long-term debt                                                   205,366      266,381       257,985
  Repayments of long-term debt                                                  (204,898)    (295,663)     (220,615)
  Proceeds from stock issuance, including tax benefit
    related to stock options exercised                                             1,338          456         1,497
  Purchase of treasury stock                                                      (4,349)        (862)           (8)
                                                                             -----------  -----------   -----------
  Net cash provided by (used in) financing activities                             (2,543)     (29,688)       38,859
                                                                             -----------  -----------   -----------

 Effect of exchange rate changes on cash                                            (507)        (279)         (725)
                                                                             -----------  -----------   -----------

 Increase (decrease) in cash and cash equivalents                                 12,955         (311)      (21,516)
 Cash and cash equivalents at beginning of year                                    7,129        7,440        28,956
                                                                             -----------  -----------   -----------
 Cash and cash equivalents at end of year                                    $    20,084  $     7,129   $     7,440
                                                                             -----------  -----------   -----------
                                                                             -----------  -----------   -----------
 Supplemental disclosure of cash paid during the year
  Income taxes                                                               $     5,070  $     2,004   $     2,020
  Interest                                                                         1,673        3,730         2,459



                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)


                                                                                         Year Ended
                                                                                          April 30,
                                                                         ------------------------------------------
                                                                            1999            1998           1997
                                                                         -----------    -----------     -----------
Net income (loss)                                                        $     6,131    $     4,487     $      (845)
Currency translation adjustments                                                (465)        (1,750)           (724)
                                                                         -----------    -----------     -----------
Comprehensive income (loss)                                              $     5,666    $     2,737     $    (1,569)
                                                                         -----------    -----------     -----------
                                                                         -----------    -----------     -----------


                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Company is a global business-to-business software services provider that delivers comprehensive information technology solutions to organizations throughout North America, Europe and Asia/Pacific. The Company sells personal computer ("PC") software through volume licensing and maintenance ("VLM") agreements, or right-to-copy arrangements, and full-packaged PC software products, primarily through third-party distributors. In addition, the Company provides infrastructure design, enterprise software management, applications development and technical support services to help organizations maximize business value from information technology.

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

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furniture, equipment and leasehold improvements are stated at cost. Depreciation of furniture and equipment is provided primarily on the straight-line method over the estimated useful lives ranging from 2 to 10 years. Amortization of leasehold improvements is provided on the straight-line method over the shorter of the useful lives of the assets or the terms of the corresponding leases.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

     Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses purchased and is amortized on the straight-line method over periods up to twenty years. The Company periodically evaluates the possible impairment of goodwill based on the undiscounted projected cash flows of the related business unit.

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

REVENUE RECOGNITION

     The Company recognizes revenue from software sales at the time of product shipment, or in accordance with terms of licensing contracts. Historically, the Company has recognized maintenance revenue ratably over the terms of the related contracts. While the contracts provide for cancellation by the customer, the Company has experienced limited refunds of maintenance payments. Since the Company has no material costs associated with future performance under these contracts, the Company began recognizing this revenue when invoiced in fiscal 1998. The impact of this policy change was not material. Service revenue is recognized as the services are provided. Advance billings are recorded as deferred revenue.

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

EARNINGS PER SHARE

     The Company computes basic earnings per share based on the weighed average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

COMPREHENSIVE INCOME

     Effective May 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME, which addresses the manner in which certain adjustments to shareholders' equity are displayed in the financial statements. In accordance with SFAS 130, a Consolidated Statement of Comprehensive Income (Loss) is included in the consolidated financial statements. Adoption of SFAS 130 did not affect the Company's reported assets or net income.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133 (SFAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This standard, which is effective for fiscal years beginning after June 15, 2000, requires that all derivatives be recognized as either assets or liabilities at estimated fair value. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations.

NOTE B - LONG-TERM DEBT

     Long-term debt consisted of (in thousands):


                                                                                                April 30,
                                                                                      -----------------------------
                                                                                          1999              1998
                                                                                      -----------       -----------
Secured $100 million revolving credit facility                                        $        --       $        --
Floating rate term loan due August 1999                                                        --                --
Notes payable to foreign banks                                                              7,800             7,300
Other                                                                                         826               906
                                                                                      -----------       -----------
                                                                                            8,626             8,206
Less current maturities                                                                       763               393
                                                                                      -----------       -----------
                                                                                      $     7,863       $     7,813
                                                                                      -----------       -----------
                                                                                      -----------       -----------

     The Company has a secured revolving credit facility (the "Facility") which permits the Company to borrow up to $100 million, subject to availability under its borrowing base. At April 30, 1999, $72 million was available under the Facility. The Facility, which expires in March 2002, bears interest at a variable rate (6.16% at April 30, 1999) and provides for an annual commitment fee equal to a variable percentage of the unused line of credit. The Facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, requires the Company to maintain certain financial covenants and ratios and places limitations on dividend payments, capital expenditures and certain other borrowings.

     Certain of the Company's foreign subsidiaries have revolving credit facilities with local banks totaling $8 million. Borrowings bear interest at floating rates (approximately 5.10% at April 30, 1999) and are secured by letters of credit issued by the Company. The facilities expire in February and March 2001.

     Annual maturities of long-term debt are $763,000, $63,000 and $7.8 million for the years ending April 30, 2000, 2001 and 2002, respectively.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE C - INCOME TAXES

The Company's provision for income taxes is comprised of the following (in thousands):


                                                            Federal        Foreign          State          Total
                                                          -----------    -----------    -----------     -----------
Year ended April 30, 1999
     Current                                              $     2,837    $       483    $       295     $     3,615
     Deferred                                                     496            334             --             830
                                                          -----------    -----------    -----------     -----------
                                                          $     3,333    $       817    $       295     $     4,445
                                                          -----------    -----------    -----------     -----------
                                                          -----------    -----------    -----------     -----------

Year ended April 30, 1998
     Current                                              $     3,531    $       (87)   $       411     $     3,855
     Deferred                                                    (282)           142             --            (140)
                                                          -----------    -----------    -----------     -----------
                                                          $     3,249    $        55    $       411     $     3,715
                                                          -----------    -----------    -----------     -----------
                                                          -----------    -----------    -----------     -----------

Year ended April 30, 1997
     Current                                              $     1,234    $        78    $       153     $     1,465
     Deferred                                                    (523)          (879)            --          (1,402)
                                                          -----------    -----------    -----------     -----------
                                                          $       711    $      (801)   $       153     $        63
                                                          -----------    -----------    -----------     -----------
                                                          -----------    -----------    -----------     -----------

     A reconciliation of income tax expense (benefit) using the statutory federal income tax rate of 34% to the actual income tax expense follows (in thousands):


                                                                                         Year Ended
                                                                                          April 30,
                                                                         ------------------------------------------
                                                                            1999            1998           1997
                                                                         -----------    -----------     -----------
  Income tax at statutory rate                                           $     3,596    $     2,789     $      (266)

  State and local income
    taxes, net of federal benefit                                                195            271             101

  Differences between foreign and U.S. tax rates,
    including foreign losses without tax benefits                                234            327               7

  Non-deductible goodwill amortization                                           144            165             137

  Other                                                                          276            163              84
                                                                         -----------    -----------     -----------

  Income tax expense                                                     $     4,445    $     3,715     $        63
                                                                         -----------    -----------     -----------
                                                                         -----------    -----------     -----------

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE C - INCOME TAXES (CONTINUED)

     Deferred tax assets and liabilities as of April 30, 1999 and 1998, which are included in other assets and other current liabilities, consist of the following (in thousands):


                                                                                                April 30,
                                                                                      -----------------------------
                                                                                          1999              1998
                                                                                      -----------       -----------
Accounts receivable                                                                   $       291       $       561
Inventories                                                                                    --               541
Accrued expenses                                                                              524               586
Foreign net operating loss carryforward                                                       233               569
Other                                                                                         177                11
                                                                                      -----------       -----------
    Deferred tax assets                                                                     1,225             2,268
                                                                                      -----------       -----------
Depreciation and amortization                                                                (517)             (603)
Other                                                                                          (2)             (110)
                                                                                      -----------       -----------
    Deferred tax liabilities                                                                 (519)             (713)
                                                                                      -----------       -----------
                                                                                      $       706       $     1,555
                                                                                      -----------       -----------
                                                                                      -----------       -----------


     At April 30, 1999, the Company's foreign subsidiaries had net operating loss carryforwards of approximately $2.6 million. Utilization of these carryforwards is limited to income of the respective subsidiaries.

NOTE D - EMPLOYEE BENEFIT PLANS

     In July 1989, the Company adopted the 1989 Stock Option Plan, in which non-incentive stock options were granted. In August 1993, the shareholders approved the adoption of the 1993 Long Term Incentive Plan and the Company then ceased granting new options under the 1989 Stock Option Plan. In September 1998, the shareholders approved the adoption of the 1998 Long Term Incentive Plan. Under the terms of the 1998 Long Term Incentive Plan, awards may be presented in the form of incentive or non-qualified stock options, restricted shares of common stock, or units valued on the basis of Company performance. Stock options are granted at the quoted market price of the Company's stock at the date of grant, become exercisable over periods of up to five years and expire on various dates from 1999 through 2005. At April 30, 1999, 146,750 and 89,390 shares of common stock were reserved for future grant under the 1998 and 1993 Long Term Incentive Plans, respectively.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE D - EMPLOYEE BENEFIT PLANS (CONTINUED)

     The Company has adopted only the disclosure provisions of SFAS 123 for employee stock options and continues to apply APB 25 for recording stock options granted. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted subsequent to March 31, 1995, consistent with the methodology prescribed by SFAS 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                                         Year Ended
                                                                                          April 30,
                                                                         ------------------------------------------
                                                                            1999            1998           1997
                                                                         -----------    -----------     -----------
  Net income (loss) - as reported                                        $     6,131    $     4,487     $     (845)
  Net income (loss) - pro forma                                                5,646          4,069         (1,127)
  Earnings (loss) per share - as reported
      Basic                                                                     1.44           1.04           (.20)
      Diluted                                                                   1.43           1.03           (.20)
  Earnings (loss) per share - pro forma
      Basic                                                                     1.33            .94           (.26)
      Diluted                                                                   1.32            .94           (.26)


     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1999, 1998 and 1997, respectively: dividend yield of 0% for all periods; volatility of 49%, 45% and 42%; risk-free interest rates of 5.75%, 6.2% and 6.2% and expected lives of four years for all periods. The weighted average fair values of options granted were $8.34, $5.76 and $9.55 per share during fiscal 1999, 1998 and 1997, respectively.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE D - EMPLOYEE BENEFIT PLANS (CONTINUED)

     Option activity for the three years ended April 1999 is summarized as follows:


                                                                 Number of Shares            Weighted Average
                                                                Underlying Options            Exercise Price
                                                                ------------------           ----------------
Outstanding at May 1, 1996                                            410,190                       $19.21
Granted                                                               159,550                        23.56
Exercised                                                             (54,850)                       21.25
Canceled/forfeited                                                    (31,350)                       20.47
                                                                  -----------
Outstanding at April 30, 1997                                         483,540                        20.34
Granted                                                               222,000                        13.48
Exercised                                                              (2,600)                       12.34
Canceled/forfeited                                                   (220,000)                       21.48
                                                                  -----------
Outstanding at April 30, 1998                                         482,940                        16.65
Granted                                                               174,850                        18.69
Exercised                                                             (53,800)                       13.06
Canceled/forfeited                                                    (80,900)                       18.99
                                                                  -----------
Outstanding at April 30, 1999                                         523,090                        17.28
                                                                  -----------
                                                                  -----------
Exercisable at April 30, 1997                                         146,560                        20.02
                                                                  -----------
                                                                  -----------
Exercisable at April 30, 1998                                         211,650                        18.84
                                                                  -----------
                                                                  -----------
Exercisable at April 30, 1999                                         208,430                        18.37
                                                                  -----------
                                                                  -----------


     Further information regarding options outstanding and options exercisable at April 30, 1999 is summarized below:


                                                    Options Outstanding                     Options Exercisable
                                      ----------------------------------------------    -------------------------
                                                         Weighted         Weighted                       Weighted
                                        Number            Average          Average         Number         Average
                  Range of                of             Remaining        Exercise           of          Exercise
               Exercise Prices          Shares             Life             Price          Shares          Price
           ----------------------     -----------    ----------------    -----------    -----------     ---------
           $    10.00  to   15.00         188,290          3.62          $  12.78            74,450     $   12.62
                15.01  to   20.00         149,350          3.59             16.68            59,080         17.25
                20.01  to   25.00         144,950          4.04             21.33            34,400         23.91
                25.01  TO   30.00          40,500           .40             25.89            40,500         25.89
           ----------------------     -----------    ----------------    -----------    -----------     ---------
           $    10.00  to   30.00         523,090          3.48          $  17.28           208,430     $   18.37
           ----------------------     -----------    ----------------    -----------    -----------     ---------
           ----------------------     -----------    ----------------    -----------    -----------     ---------

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE D - EMPLOYEE BENEFIT PLANS (CONTINUED)

     In July 1992, the Company approved an Employee Stock Purchase Plan which allows eligible employees to purchase shares of common stock through payroll deductions. The shares can be purchased at an amount equal to 85% of the fair market value of the common stock on the exercise date. The plan provides for a series of monthly offerings, with an exercise date of the 15th of each month. Each employee may purchase up to $15,000 of fair market value of common stock per calendar year, limited to 10% of a participant's compensation. At April 30, 1999, a total of 56,000 shares of common stock were reserved for issuance under the plan. For the years ended April 30, 1999, 1998 and 1997, 40,196, 30,929 and 10,656 shares, respectively, were issued under the plan.

     The Company's employee profit sharing plan covers all employees who are 19 years of age or older and have six months of service with the Company. The plan includes an employee savings plan component, which allows participants to make voluntary pre-tax contributions in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employer contributions to the plan are at the discretion of the Board of Directors and are reduced by forfeited contributions. The Company's contributions to the employee profit sharing plan for the years ended April 30, 1999 and 1998, net of reductions for forfeitures, were $320,000 and $202,000, respectively. No contributions were made for the year ended April 30, 1997.

NOTE E - EARNINGS PER SHARE

     The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options that were not included in the computation of diluted earnings per share because their effect would be antidilutive totaled approximately 293,000, 119,000 and 483,000 shares for the years ended April 30, 1999, 1998 and 1997, respectively.


                                                                                           Year Ended
                                                                                            April 30,
                                                                           ----------------------------------------
                                                                               1999           1998         1997
                                                                           -----------    -----------   -----------
Net income (loss)                                                          $     6,131    $     4,487   $      (845)
                                                                           -----------    -----------   -----------
Weighted average shares outstanding (basic)                                      4,244          4,318         4,314
Effect of dilutive employee and director stock options                              29             33            --
                                                                           -----------    -----------   -----------
Weighted average shares outstanding (diluted)                                    4,273          4,351         4,314
                                                                           -----------    -----------   -----------
Earnings (loss) per share (basic)                                          $      1.44    $      1.04   $      (.20)
                                                                           -----------    -----------   -----------
                                                                           -----------    -----------   -----------
Earnings (loss) per share (diluted)                                        $      1.43    $      1.03   $      (.20)
                                                                           -----------    -----------   -----------
                                                                           -----------    -----------   -----------


NOTE F - LEASES

     The Company leases various office facilities as well as certain office and computer equipment under leases classified as operating leases. Future minimum rental payments under all long-term, noncancelable operating leases at April 30, 1999 are as follows (in thousands):


Year Ending April 30:
---------------------
       2000                                                        $    4,767
       2001                                                             4,588
       2002                                                             3,516
       2003                                                             3,146
       2004                                                             2,855
       Thereafter                                                       7,460
                                                                   ----------
                                                                   $   26,332
                                                                   ----------
                                                                   ----------


     Rent expense for operating leases totaled $4.8 million, $4.2 million and $3.3 million for fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE G - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

     The Company's reportable segments are strategic business units that offer diverse products and services. The Company has three reportable segments: software services, professional services and support services. The software segment sells PC software applications through volume licensing maintenance agreements and full-packaged PC software products. The professional services segment provides fee-based services for a number of specific technologies to corporate and government clients. The support segment provides fee-based telephone and Internet support services to software publishers and organizations. The segments interact to provide the Company's customers with comprehensive information technology solutions.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income or loss from operations prior to allocation of corporate overhead. Unallocated corporate overhead includes the costs of the Company's support functions, such as accounting, human resources, credit and information systems, as well as the compensation of the Company's officers. Information for the Company's reportable segments for the years ended April 30, 1999, 1998 and 1997 is presented below (in thousands). Note that the Company does not allocate expenditures for assets on a segment basis for internal management reporting and, therefore, such information is not presented.


                                                                                           Year Ended
                                                                                            April 30,
                                                                             --------------------------------------
                                                                                 1999         1998         1997
                                                                             -----------  -----------   -----------
Net sales
    Software                                                                 $   833,667  $   830,792   $   763,519
    Professional services                                                         42,657       37,096        24,592
    Support                                                                       53,641       16,199         8,174
                                                                             -----------  -----------   -----------
                                                                             $   929,965  $   884,087   $   796,285
                                                                             -----------  -----------   -----------
                                                                             -----------  -----------   -----------
Operating income
    Software                                                                 $    44,855  $    38,697   $    34,117
    Professional services                                                         (3,126)       1,937        (2,468)
    Support                                                                        6,613        1,285         1,103
    Unallocated corporate overhead                                               (36,329)     (30,770)      (30,936)
                                                                             -----------  -----------   -----------
                                                                             $    12,013  $    11,149   $     1,816
                                                                             -----------  -----------   -----------
                                                                             -----------  -----------   -----------
Depreciation and amortization
    Software                                                                 $     1,078  $       873   $       810
    Professional services                                                          1,869        1,575           985
    Support                                                                        2,351          562           280
    Unallocated corporate overhead                                                 5,588        6,641         5,705
                                                                             -----------  -----------   -----------
                                                                             $    10,886  $     9,651   $     7,780
                                                                             -----------  -----------   -----------
                                                                             -----------  -----------   -----------

Assets
    Software                                                                 $   126,472  $   174,576
    Professional services                                                         19,280        8,273
    Support                                                                       12,064        5,641
    Unallocated corporate assets                                                  78,638       70,141
                                                                             -----------  -----------
                                                                             $   236,454  $   258,631
                                                                             -----------  -----------
                                                                             -----------  -----------

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



Information regarding foreign operations for the years ended April 30, 1999, 1998 and 1997 follows (in thousands). Sales are attributed to countries based upon the location of the customer.


                                                                                           Year Ended
                                                                                            April 30,
                                                                             --------------------------------------
                                                                                 1999         1998         1997
                                                                             -----------  -----------   -----------
Net sales
   United States                                                             $   771,017  $   756,155   $   690,641
   Foreign                                                                       158,948      127,932       105,644
                                                                             -----------  -----------   -----------
                                                                             $   929,965  $   884,087   $   796,285
                                                                             -----------  -----------   -----------
                                                                             -----------  -----------   -----------
Long-lived assets
   United States                                                             $    58,773  $    59,671
   Foreign                                                                         9,636       10,107
                                                                             -----------  -----------
                                                                             $    68,409  $    69,778
                                                                             -----------  -----------
                                                                             -----------  -----------


NOTE H - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the unaudited quarterly financial data for the years ended April 30, 1999 and 1998 (in thousands, except per share amounts):


                                                                   Quarter Ended
                               -------------------------------------------------------------------------------------
                                               Fiscal 1999                                Fiscal 1998
                               ------------------------------------------  -----------------------------------------
                                April 30,  Jan. 31,   Oct. 31,   July 31,   April 30,  Jan. 31,   Oct. 31,  July 31,
                                  1999       1999       1998       1998       1998       1998       1997      1997
                               ----------  --------   --------   --------   ---------  --------   --------  --------
Net sales                       $243,802   $261,922   $199,975   $224,266   $230,509   $246,595   $195,025  $211,958
Gross margin                      29,247     29,264     27,445     25,200     25,792     27,077     23,729    23,712
Net income                         1,432      2,111      1,288      1,300      1,380      1,938        628       541
Earnings per share
     Basic                           .34        .50        .30        .30        .32         .45        .14      .12
     Diluted                         .34        .49        .30        .30        .32         .45        .14      .12

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS that each of Software Spectrum, Inc., a Texas corporation, and the undersigned directors and officers of Software Spectrum, Inc., hereby constitutes and appoints Judy Odom Sims its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to this Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SOFTWARE SPECTRUM, INC.



                            By:/s/  Judy Odom Sims
                               -------------------------------------------------
                                    Judy Odom Sims, Chairman and Chief Executive
                                                     Officer


Date:   July 28, 1999

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



              Signature                                   Title                                    Date
              ---------                                   -----                                    ----


/s/ Judy Odom Sims                          Chief Executive Officer and                       July 28, 1999
------------------------------------        Chairman of the Board
    Judy Odom Sims                          (Principal Executive Officer)


/s/ Keith R. Coogan                         President, Chief Operating Officer                July 28, 1999
------------------------------------        and Director
    Keith R. Coogan


/s/ James W. Brown                          Vice President and Chief Financial Officer        July 28, 1999
------------------------------------        (Principal Financial Officer and
    James W. Brown                          Principal Accounting Officer)


/s/ Mellon C. Baird                         Director                                          July 28, 1999
------------------------------------
    Mellon C. Baird


/s/ Brian N. Dickie                         Director                                          July 28, 1999
------------------------------------
    Brian N. Dickie


/s/ Carl S. Ledbetter                       Director                                          July 28, 1999
------------------------------------
    Carl S. Ledbetter


/s/ Frank Tindle                            Director                                          July 28, 1999
------------------------------------
    Frank Tindle

         Report of Independent Certified Public Accountants on Schedules





Shareholders and Board of Directors
Software Spectrum, Inc.

In connection with our audit of the consolidated financial statements of Software Spectrum, Inc. and subsidiaries referred to in our report dated June 15, 1999, we have also audited Schedule II for each of the three years in the period ended April 30, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/  Grant Thornton LLP
--------------------------
     Grant Thornton LLP

Dallas, Texas
June 15, 1999

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                                                                                     DEDUCTIONS
                                                  BALANCE AT        CHARGED TO       WRITE-OFFS          BALANCE
                                                  BEGINNING         COSTS AND          NET OF            AT END
                                                   OF YEAR          EXPENSES         RECOVERIES          OF YEAR
                                                   -------          --------         ----------          --------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

   Year ended April 30, 1999:                     $  3,050,000     $   1,456,000    $ (1,819,000)    $  2,687,000
   Year ended April 30, 1998:                        2,421,000         1,747,000      (1,118,000)       3,050,000
   Year ended April 30, 1997:                        1,247,000         2,001,000        (827,000)       2,421,000



INVENTORY VALUATION ACCOUNT:

   Year ended April 30, 1999:                     $  2,189,000     $     801,000    $ (2,954,000)    $     36,000
   Year ended April 30, 1998:                        1,903,000         2,158,000      (1,872,000)       2,189,000
   Year ended April 30, 1997:                          805,000         2,219,000      (1,121,000)       1,903,000

                                  EXHIBIT INDEX



Exhibit
-------



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

3.2(a) Restated Bylaws of the Company, as amended (incorporated by reference to the Company's Registration Statement No.
                    33-40794 on Form S-1).

3.2(b) Articles of Amendment to Article 8 of the Company's Amended and Restated Bylaws effective September 17, 1998
                    (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998).

3.3                 Rights Agreement between the Company and KeyCorp Shareholder
                    Services, Inc., (the "Rights Agreement") dated December 13,
                    1996, (incorporated by reference to the Company's Current
                    Report on Form 8-K dated December 13, 1996).

3.4                 Letter of Substitution of Rights Agent under Rights
                    Agreement, dated June 7, 1997 (appointing ChaseMellon
                    Shareholders Services, L.L.C. as successor rights agent)
                    (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

10.1                IBM Business Partner Agreement between the Company, IBM
                    Corporation and Lotus Development Corporation, dated June
                    30, 1997 (incorporated by reference to the Company's Annual
                    Report on Form 10-K for the fiscal year ended April 30,
                    1997).

10.2 Microsoft Corporation Channel Agreement, dated July 1, 1998 between Microsoft Corporation and the Company, including
                    Addendum dated July 1, 1998 (Appointment as a Large Account
                    Reseller).

10.3                Intentionally omitted.




10.4(a)             Commercial Lease Agreement, dated May 1, 1990, between CIIF
                    Associates II Limited Partnership and the Company
                    (incorporated by reference to the Company's Registration
                    Statement No. 33-40794 on Form S-1).

10.4(b)             Amendment to Lease Agreement, dated March 31, 1995 between
                    CIIF Associates II Limited Partnership and the Company
                    (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

10.4(c) Third Amendment to Lease Agreement, dated effective as of April 20, 1998 between CIIF Associates II Limited
                    Partnership and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

10.4(d) Fourth Amendment to Lease Agreement, dated effective as of October 1, 1998 between CIIF Associates II Limited
                    Partnership and the Company.

10.5(a) Commercial Lease Agreement, dated as of April 19, 1993, between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

10.5(b) Amendment #2 - Expansion Agreement to Lease Agreement, dated as of June 20, 1994 between Kancro, L.P. and the Company
                    (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

10.5(c) Third Amendment to Commercial Lease Agreement, dated effective April 1, 1995 between Kancro, L.P. and the Company
                    (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

10.5(d) Fourth Amendment to Commercial Lease Agreement, dated effective as November 25, 1996 between Kancro, L.P. and the Company (incorporated by reference to the Company's
                    Annual Report on Form 10-K for the fiscal year ended
                    April 30, 1997).

10.5(e) Fifth Amendment to Commercial Lease Agreement, dated effective as of March 9, 1998 between Kancro, L.P. and the Company (incorporated by reference to the Company's
                    Annual Report on Form 10-K for the fiscal year ended
                    April 30, 1998).

10.6 Lease Agreement between Spokane Teachers Credit Union and the Company, dated May 1, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

10.7                Lease Agreement, dated March 8, 1996 by and between
                    Riverport Commerce Center, Inc. and the Company
                    (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

10.8                Lease Agreement, dated April 26, 1996 by and between
                    Beneficiaries of American National Bank Trust Number
                    104601-03 and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).




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

10.12               Employees' Profit Sharing Plan of the Company, Adoption
                    Agreement, dated December 14, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

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

10.15               Second Amended and Restated Limited Waiver Agreement, dated
                    March 29, 1999 between the Company and Private Capital
                    Management, Inc.

10.16 Amended and Restated Credit Agreement, dated March 11, 1998 among the Company, the Chase Manhattan Bank, as Administrative Agent, Chase Bank of Texas, National
                    Association, as Collateral Agent and other participating financial institutions (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998).

10.17               The Software Spectrum, Inc. 1998 Long Term Incentive Plan
                    (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998).

10.18 First Amendment to Amended and Restated Credit Agreement, dated as of August 15, 1998 among the Company, the Chase
                    Manhattan Bank, as Administrative Agent, Chase Bank of
                    Texas, National Association, as Collateral Agent, and other participating financial institutions (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998).

10.19               Lease Agreement, dated October 19, 1998 between
                    Highwoods/Florida Holdings, L.P. and the Company, together with First Amendment thereto, dated April 16, 1999.

21                  Subsidiaries of the Company.

23                  Consent of Grant Thornton LLP, Independent Accountants.




24 Power of Attorney (included on the signature page of this Form 10-K).

27                  Financial Data Schedule.