Form 10-Q
period 1999-07-31
SOFTWARE SPECTRUM INC
filed 1999-09-14
CIK 875173

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                    FORM 10-Q


Mark One       Quarterly Report Pursuant to Section 13 or 15(d) of the
   [X]            Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

   [ ]         Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                 For the transition period from _____ to _____.

                         Commission file number 0-19349

                             SOFTWARE SPECTRUM, INC.
             (Exact name of registrant as specified in its charter)

             Texas                                     75-1878002
------------------------------------      -------------------------------------
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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
     At September 8, 1999, the Registrant had outstanding 4,045,254 shares of its Common Stock, par value $.01 per share.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES


                                      INDEX


                                                                                             PAGE
PART I.           FINANCIAL INFORMATION                                                     NUMBER
Item 1.           Consolidated Financial Statements

                      Consolidated Balance Sheets at July 31, 1999
                               and April 30, 1999                                               1

                      Consolidated Statements of Income for the
                               Three Months Ended
                               July 31, 1999 and 1998                                           2

                      Consolidated Statements of Cash Flows
                               for the Three Months Ended
                               July 31, 1999 and 1998                                           3

                      Notes to Consolidated Financial Statements                                4


Item 2.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                     6

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                   10


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                             11

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                                    July 31,       April 30,
                                                                                     1999             1999
                                                                                  -----------      -----------
                                                                                  (Unaudited)
                                 ASSETS
Current assets
    Cash and cash equivalents                                                      $   10,159      $   20,084
    Trade accounts receivable, net of allowance for doubtful
      accounts of $3,090 at July 31 and $2,687 at April 30                            153,680         142,714
    Inventories                                                                           374             370
    Prepaid expenses                                                                    1,823           1,753
    Other current assets                                                                1,146             696
                                                                                  -----------      -----------
        Total current assets                                                          167,182         165,617

Furniture, equipment and leasehold improvements, at cost                               49,767          47,448
    Less accumulated depreciation and amortization                                     27,141          25,410
                                                                                  ------------     -----------
                                                                                       22,626          22,038
Other assets, consisting primarily of goodwill, net of accumulated
  amortization of $9,047 at July 31 and $8,431 at April 30                             47,202          48,799
                                                                                  ------------     -----------

                                                                                  $   237,010      $  236,454
                                                                                  ------------     -----------
                                                                                  ------------     -----------


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                                          $      625       $      763
    Trade accounts payable                                                           133,996          134,353
    Other current liabilities                                                         11,726           14,550
                                                                                  -----------      -----------
        Total current liabilities                                                    146,347          149,666

Long-term debt, less current maturities                                               10,500            7,863

Shareholders' equity
    Preferred stock, par value $.01; authorized, 1,000,000 shares;
      issued and outstanding, none                                                        --               --
    Common stock, par value $.01; authorized, 20,000,000 shares; issued
      4,504,181 shares at July 31 and 4,491,542 shares at
      April 30                                                                            45               45
    Additional paid-in capital                                                        40,997           40,833
    Retained earnings                                                                 48,343           46,896
    Currency translation adjustments                                                  (3,222)          (3,092)
                                                                                  -----------      -----------
                                                                                      86,163           84,682

    Less treasury stock at cost - 399,901 shares at July 31 and 384,901
      shares at April 30                                                               6,000            5,757
                                                                                  -----------      -----------
        Total shareholders' equity                                                    80,163           78,925
                                                                                  -----------      -----------

                                                                                  $  237,010       $  236,454
                                                                                  -----------      -----------
                                                                                  -----------      -----------

                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                                                       Three Months Ended
                                                                                   ---------------------------
                                                                                     July 31,        July 31,
                                                                                      1999            1998
                                                                                   ------------    -----------
Net sales
    Software                                                                       $   214,998     $  205,675
    Technology services                                                                 26,825         18,591
                                                                                   ------------    -----------
                                                                                       241,823        224,266
                                                                                   ------------    -----------
Cost of sales
    Software                                                                           193,675        187,139
    Technology services                                                                 19,078         11,927
                                                                                   ------------    -----------
                                                                                       212,753        199,066
                                                                                   ------------    -----------
    Gross margin                                                                        29,070         25,200

Selling, general and administrative expenses                                            23,747         20,055
Depreciation and amortization                                                            2,766          2,572
                                                                                   ------------    -----------
    Operating income                                                                     2,557          2,573

Interest expense (income)
    Interest expense                                                                       250            298
    Interest income                                                                       (189)          (100)
                                                                                   ------------    -----------
                                                                                            61            198
                                                                                   ------------    -----------
    Income before income taxes                                                           2,496          2,375

Income tax expense                                                                       1,049          1,075
                                                                                   ------------    -----------
    Net income                                                                     $     1,447     $    1,300
                                                                                   ------------    -----------
                                                                                   ------------    -----------
Earnings per share
    Basic                                                                          $      0.35     $     0.30
                                                                                   ------------    -----------
                                                                                   ------------    -----------
    Diluted                                                                        $      0.35     $     0.30
                                                                                   ------------    -----------
                                                                                   ------------    -----------
Weighted average shares outstanding
    Basic                                                                                4,108          4,281
                                                                                   ------------    -----------
                                                                                   ------------    -----------
    Diluted
                                                                                         4,124          4,345
                                                                                   ------------    -----------
                                                                                   ------------    -----------


                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                       Three Months Ended
                                                                                            July 31,
                                                                                   ----------------------------
                                                                                      1999             1998
                                                                                   -----------      -----------
Operating activities
    Net income                                                                     $    1,447       $    1,300
    Adjustments to reconcile net income to net cash used in
      operating activities
        Provision for bad debts                                                           616              207
        Depreciation and amortization                                                   2,766            2,572
        Deferred income taxes                                                             229              388
        Changes in operating assets and liabilities
           Trade accounts receivable                                                  (12,031)          17,165
           Inventories                                                                      5              213
           Prepaid expenses and other assets                                              483           (1,582)
           Trade accounts payable and other current liabilities                        (3,396)         (21,240)
                                                                                   -----------      -----------
    Net cash used in operating activities                                              (9,881)            (977)
                                                                                   -----------      -----------

Investing activities
    Purchase of furniture, equipment and leasehold improvements
                                                                                       (2,688)          (4,955)
                                                                                   -----------      -----------
    Net cash used in investing activities                                              (2,688)          (4,955)
                                                                                   -----------      -----------

Financing activities
    Borrowings on long-term debt                                                       24,930           45,758
    Repayments of long-term debt                                                      (22,432)         (39,695)
    Proceeds from stock issuance including tax benefit related
        to stock options exercised                                                        164              574
    Purchase of treasury stock                                                           (243)          (1,344)
    Other                                                                                  --               26
                                                                                   -----------      -----------
    Net cash provided by financing activities                                           2,419            5,319
                                                                                   -----------      -----------

Effect of exchange rate changes on cash                                                   225              (56)
                                                                                   -----------      -----------

Decrease in cash and cash equivalents                                                  (9,925)            (669)
Cash and cash equivalents at beginning of period                                       20,084            7,129
                                                                                   -----------      -----------
Cash and cash equivalents at end of period                                         $   10,159       $    6,460
                                                                                   -----------      -----------
                                                                                   -----------      -----------

Supplemental disclosure of cash paid during the period
    Income taxes                                                                   $      498       $    1,838
    Interest                                                                              177              159


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

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of July 31, 1999, the consolidated results of operations for the three months ended July 31, 1999 and 1998 and the consolidated cash flows for the three months ended July 31, 1999 and 1998 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended April 30, 1999, included in the Company's 1999 Annual Report on Form 10-K.

NOTE B -- OTHER COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):


                                                                                    Three Months Ended
                                                                                         July 31,
                                                                                ---------------------------
                                                                                   1999            1998
                                                                                -----------     -----------
Net income                                                                      $    1,447      $    1,300
Currency translation adjustments                                                      (130)           (200)
                                                                                -----------     -----------
    Comprehensive income                                                        $    1,317      $    1,100
                                                                                -----------     -----------
                                                                                -----------     -----------


NOTE C -- EARNINGS PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options that were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares totaled approximately 391,000 and 227,000 shares for the three months ended July 31, 1999 and 1998, respectively.


                                                                                     Three Months Ended
                                                                                          July 31,
                                                                                 ---------------------------
                                                                                    1999            1998
                                                                                 -----------     -----------

Net income                                                                       $    1,447      $    1,300
                                                                                 -----------     -----------

Weighted average shares outstanding - basic                                           4,108           4,281
Effect of dilutive employee and director stock
  options                                                                                16              64
                                                                                 -----------     -----------
Weighted average shares outstanding - diluted                                         4,124           4,345
                                                                                 -----------     -----------
Earnings per share - basic and diluted                                           $     0.35      $     0.30
                                                                                 -----------     -----------
                                                                                 -----------     -----------

NOTE D -- BUSINESS SEGMENTS

Information for the Company's reportable segments for the three months ended July 31, 1999 and 1998 is presented below (in thousands):


                                                                                    Three Months Ended
                                                                                         July 31,
                                                                                ---------------------------
                                                                                   1999            1998
                                                                                -----------     -----------
Net sales
    Software                                                                    $  214,998       $  205,675
    Professional services                                                           13,420            9,328
    Support services                                                                13,405            9,263
                                                                                -----------     -----------
                                                                                $  241,823       $  224,266
                                                                                -----------     -----------
                                                                                -----------     -----------
Operating income (loss)
    Software                                                                    $   12,948       $   10,122
    Professional services                                                              317             (691)
    Support services                                                                  (158)           1,264
    Unallocated corporate overhead                                                 (10,550)          (8,122)
                                                                                -----------      -----------
                                                                                $    2,557       $    2,573
                                                                                -----------      -----------
                                                                                -----------      -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
          The Company is a global business-to-business software licensing and services provider that delivers comprehensive information technology solutions to organizations throughout North America, Europe and Asia/Pacific. The Company sells personal computer ("PC") software through volume licensing and maintenance ("VLM") agreements or right-to-copy arrangements, and full-packaged PC software products, primarily through third-party distributors. In addition, the Company provides infrastructure design, enterprise software management, applications development and technical support services to help organizations maximize business value from information technology.

The following table sets forth certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales.


                                                                                    Three Months Ended
                                                                                         July 31,
                                                                                ---------------------------
                                                                                   1999            1998
                                                                                -----------     -----------
Net sales                                                                         100.0%          100.0%
Cost of sales                                                                      88.0            88.8
                                                                                -----------     -----------
    Gross margin                                                                   12.0            11.2
Selling, general and administrative expenses                                        9.8             8.9
Depreciation and amortization                                                       1.1             1.1
                                                                                -----------     -----------
    Operating income                                                                1.1             1.2
Interest expense, net                                                               0.1             0.1
                                                                                -----------     -----------
    Income before income taxes                                                      1.0             1.1
Income tax expense                                                                  0.4             0.5
                                                                                -----------     -----------
    Net income                                                                      0.6%            0.6%
                                                                                -----------     -----------
                                                                                -----------     -----------


NET SALES

Software sales for the three months ended July 31, 1999 increased approximately 5% over those for the three months ended July 31, 1998 due to higher software sales in Europe and Asia/Pacific. Sales of software through VLM agreements represented approximately 85% of software sales for the three months ended July 31, 1999 compared to approximately 82% for the three months ended July 31, 1998.

For the three months ended July 31, 1999, service revenues increased by 44% as compared to the three months ended July 31, 1998. Sales of support services increased 45%, primarily due to a large technical support contract that began late in the July 1998 quarter. Professional services revenues grew by 44%, despite the closure of several smaller sites in late fiscal 1999. As of July 31, 1999, the Company had 20 professional services sites worldwide compared to 23 offices at July 31, 1998. Professional and support services represented approximately 11% of the Company's overall sales for the three months ended July 31, 1999 as compared to 8% for the three months ended July 31, 1998. Such revenue generated approximately 27% and 26%, respectively, of the Company's gross margin dollars. The Company expects that the percentage of gross margin dollars provided by professional and support services will increase as the Company continues to develop and expand this aspect of its business.

The Company believes future increases in sales will depend upon its ability to maintain and increase its customer base, to develop and expand its professional and support services and to capitalize on continued growth in desktop technology markets around the world.

INTERNATIONAL OPERATIONS

For the three months ended July 31, 1999, sales outside of the United States increased 32% to $49.4 million, as compared to $37.3 million for the three months ended July 31, 1998. Sales in Europe increased 19% to $15.3 million for the three months ended July 31, 1999, while sales in Asia/Pacific increased 57% to $22.6 million during the same period. The increases were primarily due to increased sales of software under VLM agreements, including enterprise-wide licensing arrangements.

For the three months ended July 31, 1999, fluctuations in foreign currencies against the U.S. dollar did not have a material effect on the Company's financial results.

GROSS MARGIN

Overall gross margin as a percentage of net sales was 12.0% for the three months ended July 31, 1999, as compared to 11.2% for the comparable period of the prior year. The increase in overall gross margin as a percentage of net sales is due primarily to improved gross margins on software. For the three months ended July 31, 1999, gross margin on the sale of PC software increased to 9.9%, as compared to 9.0% for the three months ended July 31, 1998, primarily due to increased financial incentives received from suppliers and the positive impact of the Company's outsourcing of physical product distribution.

The Company generally realizes lower gross margins as a percentage of net sales on sales of software through VLM agreements, as compared to sales of full-packaged software products. Therefore, the Company believes that gross margin percentages on sales of software may decline if the volume of software product sales by the Company through VLM agreements, particularly enterprise-wide agreements, continues or if publishers respond to continued market pressures by reducing financial incentives to resellers. This potential decrease in product gross margin percentages may be offset by anticipated increases in gross margin dollars generated by technology services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses include the costs of the Company's sales and marketing organization as well as purchasing, distribution and administration costs. For the three months ended July 31, 1999, SG&A expenses, as a percentage of net sales, increased to 9.8%, as compared to 8.9% for the three months ended July 31, 1998. The increase is due to increased infrastructure to support the rapid growth in the services businesses, which have higher levels of SG&A expenses as a percentage of net sales than the Company's software product business. The Company remains focused on controlling operating costs in both the services and product businesses.

DEPRECIATION AND AMORTIZATION

The increase in depreciation and amortization for the three months ended July 31, 1999, as compared to the three months ended July 31, 1998, reflects additional depreciation on the higher level of fixed assets utilized in the Company's services business in fiscal 2000.

INCOME TAX EXPENSE

The Company's effective tax rate for the three months ended July 31, 1999 was approximately 42% as compared to approximately 45% for the three months ended July 31, 1998. The decrease in the Company's effective tax rate primarily reflects the impact of its international operations.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, the Company had approximately $10 million in cash and cash equivalents and had $10.5 million outstanding under its $100 million revolving credit facility. The credit facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, permits the Company to borrow up to $100 million, subject to availability under its borrowing base. As of July 31, 1999, the Company had approximately $72 million of additional borrowing availability under its credit facility. The facility expires in March 2002.

The increase in trade accounts receivable from April 30, 1999 to July 31, 1999 is due to the timing of the collection of a few large receivables. At July 31, 1999 and April 30, 1999, accounts receivable represented approximately 58 and 55 days of historical sales, respectively.

For the three months ended July 31, 1999, the Company's operating activities used $9.9 million of cash compared to $1.0 million of cash used in operations during the three months ended July 31, 1998. The increase in cash used in operations is primarily due to the timing of certain payments to the Company's vendors and the timing of the collection of a few large receivables.

The increase in furniture, equipment and leasehold improvements from April 30, 1999 to July 31, 1999 reflects approximately $2.7 million of capital expenditures related primarily to the ongoing upgrade of the Company's computer systems and expansion of its technical support center in Tampa, Florida.

The Company expects that its cash requirements for fiscal 2000 will be satisfied from cash flow from operations and borrowings under its credit facility.

In 1997, the Company implemented a stock repurchase program which allows for the purchase of the Company's Common Stock from time to time in the open market or through privately negotiated transactions. The Company funds such purchases with cash or borrowings under the Company's credit facility. As of September 8, 1999 the Company had repurchased 432,900 shares of Common Stock, for a total of $6.7 million, under the stock repurchase program and has been authorized by its Board of Directors to repurchase up to an additional $3.3 million of its Common Stock.

YEAR 2000

The Company has developed an overall plan outlining the tasks, resources and target dates necessary to ensure the ongoing operation of the Company's business through the turn of the century and beyond. Over the last three years, the Company has replaced substantially all of the core management information systems used in the Company's business, and the platforms upon which these systems were developed are designed to process dates accurately beyond the Year 2000. The Company has substantially completed the update of its third-party software tools, database engines and applications to the most current release and plans to complete a remaining required update in October 1999. Based on the Company's testing of these core systems and the information and representations received from third parties to date, the Company believes that following completion of the remaining update, its Year 2000 remediation of these systems will be complete. The Company has also completed testing of its networks and servers and is currently implementing recently released service packs for its servers. Based on its testing together with information provided by the Company's vendors, the Company believes that, following the service pack implementations, this equipment will be compliant.

In addition, the Company has conducted an inventory, review and assessment of its personal computers, desktop software applications and non-IT embedded systems to determine whether they support Year 2000 date codes. The Company is in the process of remediating the systems that are not in compliance and plans to complete remediation and to test all of its systems in the third quarter of calendar 1999, with the exception of certain remote user desktop personal computers and software applications.

The Company does not believe that a date-related failure with respect to these isolated remote computers and application is likely, or that such a failure, if it were to occur, would have a material impact on the Company's operations. Based on its review and assessment, the Company expects that any required modifications will be made on a timely basis. In the event of an unexpected failure in one of the Company's systems, the Company's employees should be able to continue operations on a manual basis until such systems have been restored to full operating capacity.

As part of its overall readiness plan, the Company constructed a systems test lab which simulated a replica of the Company's production environment. The lab allowed the Company to perform integrated system tests of the Company's critical applications in a production environment. The Company has completed testing of its critical applications and this testing uncovered no material date-related issues.

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

The Company estimates that the total cost of the Year 2000 project will not exceed $1 million. The majority of the costs have involved reallocation of existing resources rather than incremental costs. This reallocation of resources has not had a material impact on the implementation of any significant internal systems projects.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Other than statements of historical fact, this Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements of the Company that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include future market trends, expectations concerning the Company's growth, estimates regarding the economy and the software industry in general, key performance indicators that impact the Company, statements regarding market risk and statements included in the Year 2000 and Euro Currency discussions above. In developing any forward-looking statements, the Company makes a number of assumptions, including expectations for continued market growth, anticipated revenue and gross margin levels, and cost savings and efficiencies that include the ability of the Company to develop electronic strategies. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. The Company's ability to continue to grow product sales and develop its professional and support services practices, improve its operating results in international markets and improve operational efficiencies will be key to its success in the future. If the industry's or the Company's performance differs materially from these assumptions or estimates, Software Spectrum's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company's Form 10-K for its fiscal year ended April 30, 1999 contains certain cautionary statements under "Forward-Looking Information" that identify factors that could cause the Company's actual results to differ materially from those in the forward-looking statements in this discussion. All forward-looking statements in this discussion are expressly qualified in their entirety by the cautionary statements in this paragraph and under "Forward-Looking Information" in the Company's Form 10-K.

INFLATION

The Company believes that inflation has not had a material impact on its operations or liquidity to date.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended July 31, 1999 does not differ materially from that discussed in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended April 30, 1999.

PART II.  OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the three month period ended July 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SOFTWARE SPECTRUM, INC.



Date:  September 14, 1999       By: /s/ James W. Brown
                                -----------------------------------------------
                                        James W. Brown
                                        Vice President and Chief Financial
                                        Officer (Principal Financial Officer
                                        and Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 27        Financial Data Schedule