Form 10-Q
period 1999-10-31
SOFTWARE SPECTRUM INC
filed 1999-12-15
CIK 875173

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549


                                   FORM 10-Q



Mark One      Quarterly Report Pursuant to Section 13 or 15(d) of the
   [X]                    Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

                                       OR

   [ ]        Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the transition period from _____ to _____.

                         Commission file number 0-19349

                             SOFTWARE SPECTRUM, INC.
             (Exact name of registrant as specified in its charter)

             Texas                                    75-1878002
-------------------------------          --------------------------------------
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

     At December 10, 1999, the Registrant had outstanding 3,853,400 shares of its Common Stock, par value $.01 per share.

--------------------------------------------------------------------------------

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES


                                      INDEX



                                                                                              PAGE
PART I.           FINANCIAL INFORMATION                                                      NUMBER

Item 1.           Consolidated Financial Statements

                      Consolidated Balance Sheets at October 31, 1999
                               and April 30, 1999                                               1

                      Consolidated Statements of Income for the
                               Three and Six Months Ended
                               October 31, 1999 and 1998                                        2

                      Consolidated Statements of Cash Flows
                               for the Six Months Ended
                               October 31, 1999 and 1998                                        3

                      Notes to Consolidated Financial Statements                              4-5


Item 2.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                  6-10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                   10


PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to Vote of Security Holders                            11

Item 6.           Exhibits and Reports on Form 8-K                                             11


                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                  October 31,      April 30,
                                                                                     1999             1999
                                                                                  -----------      -----------
                                                                                  (Unaudited)
                                 ASSETS
Current assets
    Cash and cash equivalents                                                     $     6,342      $    20,084
    Trade accounts receivable, net of allowance for doubtful
      accounts of $3,428 at October 31 and $2,687 at April 30                         150,962          142,714
    Inventories                                                                           490              370
    Prepaid expenses                                                                    1,757            1,753
    Other current assets                                                                1,052              696
                                                                                  -----------      -----------
        Total current assets                                                          160,603          165,617

Furniture, equipment and leasehold improvements, at cost                               52,348           47,448
    Less accumulated depreciation and amortization                                     29,365           25,410
                                                                                  -----------      -----------
                                                                                       22,983           22,038
Other assets, consisting primarily of goodwill, net of accumulated
  amortization of $9,746 at October 31 and $8,431 at April 30                          48,663           48,799
                                                                                  -----------      -----------

                                                                                  $   232,249      $   236,454
                                                                                  ===========      ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                                          $       422      $       763
    Trade accounts payable                                                            112,057          134,353
    Other current liabilities                                                          16,905           14,550
                                                                                  -----------      -----------
        Total current liabilities                                                     129,384          149,666

Long-term debt, less current maturities                                                24,420            7,863

Shareholders' equity
    Preferred stock, par value $.01; authorized, 1,000,000 shares;
      issued and outstanding, none                                                         --               --
    Common stock, par value $.01; authorized, 20,000,000 shares; issued
      4,534,822 shares at October 31 and 4,491,542 shares at
      April 30                                                                             45               45
    Additional paid-in capital                                                         41,497           40,833
    Retained earnings                                                                  49,027           46,896
    Currency translation adjustments                                                   (3,418)          (3,092)
                                                                                  -----------      -----------
                                                                                       87,151           84,682

    Less treasury stock at cost - 554,901 shares at October 31 and
      384,901 shares at April 30                                                        8,706            5,757
                                                                                  -----------      -----------
        Total shareholders' equity                                                     78,445           78,925
                                                                                  -----------      -----------

                                                                                  $   232,249       $  236,454
                                                                                  ===========      ===========


                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                          Three Months Ended                  Six Months Ended
                                                          ------------------                  ----------------
                                                 October 31,        October 31,         October 31,         October 31,
                                                    1999               1998                1999                1998
                                                 -----------        -----------         -----------         -----------
Net sales
    Software                                    $ 210,611           $ 173,450           $ 425,609           $ 379,125
    Technology services                            28,629              26,525              55,454              45,116
                                                ---------           ---------           ---------           ---------
                                                  239,240             199,975             481,063             424,241
                                                ---------           ---------           ---------           ---------
Cost of sales
    Software                                      191,496             156,703             385,171             343,842
    Technology services                            20,510              15,827              39,588              27,754
                                                ---------           ---------           ---------           ---------
                                                  212,006             172,530             424,759             371,596
                                                ---------           ---------           ---------           ---------

    Gross margin                                   27,234              27,445              56,304              52,645


Selling, general and administrative expenses       23,040              22,013              46,786              42,068
Depreciation and amortization                       2,949               2,753               5,715               5,325
                                                ---------           ---------           ---------           ---------
    Operating income                                1,245               2,679               3,803               5,252


Interest expense (income)
    Interest expense                                  262                 461                 513                 759
    Interest income                                  (195)               (112)               (384)               (212)
                                                ---------           ---------            ---------           ---------
                                                       67                 349                 129                 547
                                                ---------           ---------            ---------           ---------

    Income before income taxes                      1,178               2,330               3,674               4,705


Income tax expense                                    494               1,042               1,543               2,117
                                                ---------           ---------           ---------           ---------

    Net income                                  $     684           $   1,288           $   2,131           $   2,588
                                                =========           =========           =========           =========

Earnings per share
    Basic                                       $    0.17           $    0.30           $    0.52           $    0.60
                                                =========           =========           =========           =========
    Diluted                                     $    0.17           $    0.30           $    0.52           $    0.60
                                                =========           =========           =========           =========

Weighted average shares outstanding
    Basic                                           4,029               4,267               4,068               4,279
                                                =========           =========           =========           =========
    Diluted                                         4,054               4,288               4,089               4,321
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

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                        Six Months Ended
                                                                                           October 31,
                                                                                   ----------------------------
                                                                                      1999             1998
                                                                                   -----------      -----------
Operating activities
    Net income                                                                     $    2,131       $    2,588
    Adjustments to reconcile net income to net cash used in
      operating activities
        Provision for bad debts                                                           918              450
        Depreciation and amortization                                                   5,715            5,325
        Deferred income taxes                                                            (150)             241
        Changes in operating assets and liabilities
           Trade accounts receivable                                                   (9,214)          26,223
           Inventories                                                                   (106)           1,473
           Prepaid expenses and other assets                                              469             (583)
           Trade accounts payable and other current liabilities                       (19,870)         (48,586)
                                                                                   -----------      -----------
    Net cash used in operating activities                                             (20,107)         (12,869)
                                                                                   -----------      -----------

Investing activities
    Purchase of subsidiary, net of cash acquired                                       (1,916)              --
    Purchase of furniture, equipment and leasehold
       improvements                                                                    (5,247)          (7,255)
                                                                                   -----------      -----------
    Net cash used in investing activities                                              (7,163)          (7,255)
                                                                                   -----------      -----------

Financing activities
    Borrowings on long-term debt                                                       53,875          128,727
    Repayments of long-term debt                                                      (37,774)        (109,869)
    Proceeds from stock issuance including tax benefit related
        to stock options exercised                                                        364              930
    Purchase of treasury stock                                                         (2,949)          (2,300)
    Other                                                                                   1                4
                                                                                   -----------      -----------
    Net cash provided by financing activities                                          13,517           17,492
                                                                                   -----------      -----------

Effect of exchange rate changes on cash                                                    11             (552)
                                                                                   -----------      -----------

Decrease in cash and cash equivalents                                                 (13,742)          (3,184)
Cash and cash equivalents at beginning of period                                       20,084            7,129
                                                                                   ===========      ===========
Cash and cash equivalents at end of period                                              6,342       $    3,945
                                                                                   ===========      ===========

Supplemental disclosure of cash paid during the period
    Income taxes                                                                   $    1,846       $    3,268
    Interest                                                                              359              558



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

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of October 31, 1999, the consolidated results of operations for the three and six months ended October 31, 1999 and 1998 and the consolidated cash flows for the six months ended October 31, 1999 and 1998 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE B -- OTHER COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):


                                                    Three Months Ended               Six Months Ended
                                                       October 31,                     October 31,
                                                ---------------------------     ---------------------------
                                                   1999            1998            1999            1998
                                                -----------     -----------     -----------     -----------
Net income                                      $      684      $    1,288      $    2,131      $    2,588
Currency translation adjustments                      (196)             46            (326)           (154)
                                                ===========     ===========     ===========     ===========
    Comprehensive income                        $      488      $    1,334      $    1,805      $    2,434
                                                ===========     ===========     ===========     ===========



NOTE C -- EARNINGS PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options that were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares totaled approximately 215,000 and 303,000 shares for the three and six months ended October 31, 1999 and 304,000 and 266,000 shares for the three and six months ended October 31, 1998, respectively.


                                                     Three Months Ended               Six Months Ended
                                                        October 31,                     October 31,
                                                 ---------------------------     ---------------------------
                                                    1999            1998            1999            1998
                                                 ------------    -----------     -----------     -----------
Net income                                       $       684     $    1,288      $    2,131      $    2,588
                                                 ------------    -----------     -----------     -----------

Weighted average shares outstanding - basic            4,029          4,267           4,068           4,279
Effect of dilutive employee and director stock
  options                                                 25             21              21               42
                                                 ------------    -----------     -----------     -----------





Weighted average shares outstanding - diluted          4,054          4,288           4,089           4,321
                                                 ------------    -----------     -----------     -----------

Earnings per share - basic and diluted           $      0.17     $     0.30     $      0.52     $      0.60
                                                 ============    ===========     ===========     ===========


NOTE D -- BUSINESS SEGMENTS

Information for the Company's reportable segments for the three and six months ended October 31, 1999 and 1998 is presented below (in thousands):


                                                    Three Months Ended               Six Months Ended
                                                       October 31,                     October 31,
                                                ---------------------------     ---------------------------
                                                   1999            1998            1999            1998
                                                -----------     -----------     -----------     -----------
Net sales
    Software                                    $  210,611      $  173,450      $  425,609      $  379,125
    Professional services                           12,906          10,426          26,326          19,754
    Support services                                15,723          16,099          29,128          25,362
                                                -----------     -----------     -----------     -----------
                                                $  239,240      $  199,975      $  481,063      $  424,241
                                                ===========     ===========     ===========     ===========

Operating income (loss)
    Software                                    $   12,093      $    8,642      $   25,041      $   18,764
    Professional services                             (703)           (372)           (386)         (1,063)
    Support services                                   276           3,805             118           5,069
    Unallocated corporate overhead                 (10,421)         (9,396)        (20,970)        (17,518)
                                                -----------     -----------     -----------     -----------
                                                $    1,245      $    2,679      $    3,803      $    5,252
                                                ===========     ===========     ===========     ===========


NOTE E -- BUSINESS ACQUISITION

On September 2, 1999, the Company acquired all of the outstanding shares of common stock of Comptroller Technology, Inc., d/b/a/ Quinn, Reeder and Associates, a privately-held technology company which specializes in providing customer relationship management solutions. The purchase price was $2.3 million, including cash of $2 million and the issuance of 16,904 shares of the Company's Common Stock. In addition, the purchase agreement provides for the payment of additional cash consideration during the two years following the closing date if certain earnings targets are met. The acquisition has been accounted for using the purchase method of accounting. The estimated fair values of the assets acquired, liabilities assumed and stock issued in connection with the purchase were $2.9 million, $631,000 and $300,000, respectively. Goodwill is $2.2 million and is being amortized using the straight-line method over 10 years. The operating results of the acquired business have been included in the consolidated statements of income from the date of acquisition. Pro forma operating results, giving effect to the acquisition as though it had occurred at the beginning of fiscal 1999, are not presented because they are not materially different than the Company's actual results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a global business-to-business software licensing and services provider that delivers comprehensive information technology solutions to organizations throughout North America, Europe and Asia/Pacific. The Company sells personal computer ("PC") software through volume licensing and maintenance ("VLM") agreements or right-to-copy arrangements, and full-packaged PC software products, primarily through third-party distributors. In addition, the Company provides infrastructure design, enterprise software management, application development and technical support services to help organizations maximize business value from information technology.

The following table sets forth certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales.


                                                    Three Months Ended               Six Months Ended
                                                       October 31,                     October 31,
                                                ---------------------------     ---------------------------
                                                   1999            1998            1999            1998
                                                -----------     -----------     -----------     -----------
Net sales                                         100.0%          100.0%          100.0%          100.0%
Cost of sales                                      88.6            86.3            88.3            87.6
                                                -----------     -----------     -----------     -----------
    Gross margin                                   11.4            13.7            11.7            12.4
Selling, general and administrative expenses        9.6            11.0             9.7             9.9
Depreciation and amortization                       1.2             1.4             1.2             1.3
                                                -----------     -----------     -----------     -----------
    Operating income                                0.6             1.3             0.8             1.2
Interest expense, net                               0.1             0.2             0.1             0.1
                                                -----------     -----------     -----------     -----------
    Income before income taxes                      0.5             1.1             0.7             1.1
Income tax expense                                  0.2             0.5             0.3             0.5
                                                -----------     -----------     -----------     -----------
    Net income                                      0.3%            0.6%            0.4%            0.6%
                                                ===========     ===========     ===========     ===========


NET SALES

Software sales for the three and six months ended October 31, 1999 increased approximately 21% and 12% over those for the three and six months ended October 31, 1998, primarily due to higher software sales in North America. Sales of software through VLM agreements represented approximately 85% of software sales for both the three and six months ended October 31, 1999 compared to approximately 79% and 81% for the three and six months ended October 31, 1998.

For the three and six months ended October 31, 1999, service revenues increased by 8% and 23% as compared to the three and six months ended October 31, 1998. Sales of support services increased 15% for the six months ended October 31, 1999 primarily due to a large ongoing technical support contract that began late in the July 1998 quarter. Sales of support services decreased 2% for the three months ended October 31, 1999. Professional services revenues grew by 24% and 33% for the three and six months ended October 31, 1999, respectively, despite the closure of six smaller sites in late fiscal 1999. As of October 31, 1999, the Company had 18 professional services sites worldwide compared to 26 offices at October 31, 1998. Professional and support services represented approximately 12% of the Company's overall sales for both the three and six months ended October 31, 1999 as compared to 13% and 11% for the three and six months ended October 31, 1998. Such revenue generated approximately 30% and 28%, respectively, of the Company's gross margin dollars during the three and six months ended October 31, 1999. The Company expects that the percentage of gross margin dollars provided by professional and support services will increase as the Company continues to develop and expand this aspect of its business.

The Company believes future increases in sales will depend upon its ability to maintain and increase its customer base, to develop and expand its professional and support services and to capitalize on continued growth in desktop technology markets around the world.

INTERNATIONAL OPERATIONS

For the three and six months ended October 31, 1999, sales outside of the United States were $33 million and $82 million, respectively, as compared to $35 million and $72 million for the three and six months ended October 31, 1998. Sales in Europe decreased 8% to $13 million for the three months ended October 31, 1999, while sales in Asia/Pacific decreased 15% to $12 million during the same period. The decreases were primarily due to decreased sales of software under VLM agreements, including enterprise-wide licensing arrangements. For the six months ended October 31, 1999, sales in Europe increased 5% to $28 million, while sales in Asia/Pacific increased 22% to $34 million, primarily due to increased sales of software under VLM agreements during the first quarter.

For the three and six months ended October 31, 1999, fluctuations in foreign currencies against the U.S. dollar did not have a material effect on the Company's financial results.

GROSS MARGIN

Overall gross margin as a percentage of net sales was 11.4% and 11.7% for the three and six months ended October 31, 1999, as compared to 13.7% and 12.4% for the comparable periods of the prior year. The decline in overall gross margin as a percentage of net sales for the three months ended October 31, 1999 reflects declines in gross margins in all three of the Company's operating segments. For the three months ended October 31, 1999, gross margin on the sale of PC software decreased to 9.1%, as compared to 9.7% for the three months ended October 31, 1998, primarily due to the increasing percentage of sales of software through VLM agreements. Gross margins in professional services for the three months ended October 31, 1999 were negatively impacted by costs of closing the Company's professional services site in Germany. In addition, in July 1998, the Company began providing support services under a large contract involving the introduction of a new product. Initial high call volumes and customer incentives related to the implementation of this contract caused gross margins on support services to be high during the October 1998 quarter.

The Company generally realizes lower gross margins as a percentage of net sales on sales of software through VLM agreements, as compared to sales of full-packaged software products. Therefore, the Company believes that gross margin percentages on sales of software may decline if the current volume of software product sales by the Company through VLM agreements, particularly enterprise-wide agreements, continues or if publishers respond to continued market pressures by reducing financial incentives to resellers. This potential decrease in product gross margin percentages may be offset by anticipated increases in gross margin dollars generated by technology services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses include the costs of the Company's sales and marketing activities as well as purchasing, distribution and administration costs. For the three and six months ended October 31, 1999, SG&A expenses, as a percentage of net sales, decreased to 9.6% and 9.7%, as compared to 11.0% and 9.9% for the three and six months ended October 31, 1998. The decrease is due to operating efficiencies realized in the product services area due to increased sales and the Company's ongoing focus on controlling operating costs in both the services and product businesses.

DEPRECIATION AND AMORTIZATION

The increase in depreciation and amortization for the three and six months ended October 31, 1999, as compared to the three and six months ended October 31, 1998, reflects additional depreciation on the higher level of fixed assets utilized in the Company's technology services business in fiscal 2000.

INCOME TAX EXPENSE

The Company's effective tax rate for both the three and six months ended October 31, 1999 was approximately 42% as compared to approximately 45% for both the three and six months ended October 31, 1998. The decrease in the Company's effective tax rate primarily reflects the impact of its international operations.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1999, the Company had approximately $6.3 million in cash and cash equivalents and had $24.4 million outstanding under its $100 million revolving credit facility. The credit facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, permits the Company to borrow up to $100 million, subject to availability under its borrowing base. As of October 31, 1999, the Company had approximately $55 million of additional borrowing availability under its credit facility. The facility expires in March 2002.

The increase in trade accounts receivable from April 30, 1999 to October 31, 1999 is due to the accelerated collection of a few large receivables in April 1999. At October 31, 1999 and April 30, 1999, accounts receivable represented approximately 53 and 55 days of historical sales, respectively.

For the six months ended October 31, 1999, the Company's operating activities used $20.1 million of cash compared to $12.9 million of cash used in operations during the six months ended October 31, 1998. The increase in cash used in operations is primarily due to the timing of certain payments to the Company's vendors and the timing of the collection of a few large receivables.

On September 2, 1999, the Company acquired all of the outstanding shares of common stock of Comptroller Technology, Inc., d/b/a/ Quinn, Reeder and Associates, a privately-held technology company which specializes in providing customer relationship management solutions. The purchase price was $2.3 million, including cash of $2 million and the issuance of 16,904 shares of the Company's Common Stock.

The increase in furniture, equipment and leasehold improvements from April 30, 1999 to October 31, 1999 reflects approximately $5.2 million of capital expenditures related primarily to the ongoing upgrade of the Company's computer systems and expansion of its technical support center in Tampa, Florida.

The Company expects that its cash requirements for fiscal 2000 will be satisfied from cash flow from operations and borrowings under its credit facility.

The Company has a stock repurchase program which allows for the purchase of the Company's Common Stock from time to time in the open market or through privately negotiated transactions. The Company funds such purchases with cash or borrowings under the Company's credit facility. As of December 10, 1999 the Company had repurchased 645,400 shares of Common Stock, for a total of $9.8 million, under the stock repurchase program and has been authorized by its Board of Directors to repurchase up to an additional $179,000 of its Common Stock.

YEAR 2000

The Company has developed an overall plan outlining the tasks, resources and target dates necessary to ensure the ongoing operation of the Company's business through the turn of the century and beyond. Over the last three years, the Company has replaced substantially all of the core management information systems used in the Company's business, and the platforms upon which these systems were developed are designed to process dates accurately beyond the Year 2000. The Company has completed the update of its third-party software tools, database engines and applications to a Year 2000 compliant or ready release. The Company has also completed testing and remediation of its networks and servers. Based on the Company's testing of these core systems and the information and representations received to date from vendors and other third parties, the Company believes that its Year 2000 remediation of these systems is complete and that these systems are Year 2000 ready.

In addition, the Company has conducted an inventory, review and assessment of its personal computers, desktop software applications and non-IT embedded systems to determine whether they support Year 2000 date codes. The Company has completed testing and remediation of these systems with the exception of certain isolated remote user desktop personal computers and software applications. The Company believes that a date-related failure with respect to these isolated remote computers and applications is unlikely, and that such a failure, if it were to occur, would not have a material impact on the Company's operations. In the event of an unexpected failure in one of the Company's systems, the Company's employees should be able to continue operations on a manual basis until such systems have been restored to full operating capacity.

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

The Company believes that its most reasonably-likely worst case scenario involves a temporary business disruption caused by the failure of a supplier to provide needed products or services. The most significant potential disruption would be a telecommunications failure at one of the Company's facilities, which could render the Company unable to accept sales orders or to perform under its technical support contracts. In the event of such a failure, the Company's contingency plans include rerouting calls to alternate operations centers, identifying substitute or second-source suppliers and implementing revised business processes designed to permit continued operations until normal communications are restored.

The Company estimates that the total cost of its Year 2000 project will not exceed $1 million. The majority of the costs have involved reallocation of existing resources rather than incremental costs. This reallocation of resources has not had a material impact on the implementation of any significant internal systems projects.

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


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and six months ended October 31, 1999 does not differ materially from that discussed in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended April 30, 1999.

PART II.  OTHER INFORMATION



ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On September 23, 1999, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, Carl S. Ledbetter and Brian N. Dickie were elected as directors to serve three-year terms expiring at the Company's Annual Meeting of Shareholders to be held in the Year 2002. In addition, Amendment No. 1 to the Company's 1998 Long-Term Incentive Plan, which increased the number of shares of Common Stock reserved for issuance under the Plan by 200,000, was approved.

The following table sets forth the number of shares of Common Stock that were voted for or against or abstained from each matter:


                                                                 For             Against           Abstained
                                                                 ---             -------           ---------

Election of Carl S. Ledbetter to the Board of Directors       3,551,100               --           109,548

Election of Brian N. Dickie to the Board of Directors         3,549,361               --           111,287

Adoption of Amendment No. 1 to the Company's
   1998 Long-Term Incentive Plan                              3,414,017          220,983            25,648


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the three month period ended October 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           SOFTWARE SPECTRUM, INC.



Date:  December 15, 1999   By: /s/ James W. Brown
                               ----------------------------------------------
                                   James W. Brown
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)

                                  EXHIBIT INDEX





Exhibit 27        Financial Data Schedule