Form 10-Q
period 2000-01-31
SOFTWARE SPECTRUM INC
filed 2000-03-16
CIK 875173

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                    FORM 10-Q



Mark One       Quarterly Report Pursuant to Section 13 or 15(d) of the
   [X]                   Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

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


     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     At March 10, 2000, the Registrant had outstanding 3,727,328 shares of its Common Stock, par value $.01 per share.

================================================================================

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES


                                      INDEX




                                                                                               PAGE
PART I.           FINANCIAL INFORMATION                                                       NUMBER


Item 1.           Consolidated Financial Statements

                      Consolidated Balance Sheets at January 31, 2000
                               and April 30, 1999                                               1

                      Consolidated Statements of Income for the
                               Three and Nine Months Ended
                               January 31, 2000 and 1999                                        2

                      Consolidated Statements of Cash Flows
                               for the Nine Months Ended
                               January 31, 2000 and 1999                                        3

                      Notes to Consolidated Financial Statements                            4 - 5


Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                   6 - 9

Item 3.           Quantitative and Qualitative Disclosures about Market
                      Risk                                                                      9


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                             10

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                         January 31,    April 30,
                                                                            2000          1999
                                                                         -----------   ----------
                                                                         (Unaudited)
                              ASSETS

Current assets
    Cash and cash equivalents                                            $    7,561    $   20,084
    Trade accounts receivable, net of allowance for doubtful
      accounts of $3,371 at January 31 and $2,687 at April 30               154,706       142,714
    Inventories                                                                 457           370
    Prepaid expenses                                                          1,230         1,753
    Other current assets                                                        856           696
                                                                         ----------    ----------
        Total current assets                                                164,810       165,617

Furniture, equipment and leasehold improvements, at cost                     55,085        47,448
    Less accumulated depreciation and amortization                           31,450        25,410
                                                                         ----------    ----------
                                                                             23,635        22,038
Other assets, consisting primarily of goodwill, net of accumulated
  amortization of $10,495 at January 31 and $8,431 at April 30               47,708        48,799
                                                                         ----------    ----------

                                                                         $  236,153    $  236,454
                                                                         ==========    ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                                 $      216    $      763
    Trade accounts payable                                                  128,024       134,353
    Other current liabilities                                                18,556        14,550
                                                                         ----------    ----------
        Total current liabilities                                           146,796       149,666

Long-term debt, less current maturities                                      12,300         7,863

Shareholders' equity
    Preferred stock, par value $.01; authorized, 1,000,000 shares;
      issued and outstanding, none                                               --            --
    Common stock, par value $.01; authorized, 20,000,000 shares;
      issued 4,553,532 shares at January 31 and 4,491,542 shares
      at April 30                                                                46            45
    Additional paid-in capital                                               41,717        40,833
    Retained earnings                                                        51,202        46,896
    Currency translation adjustments                                         (3,519)       (3,092)
                                                                         ----------    ----------
                                                                             89,446        84,682
    Less treasury stock at cost; 806,201 shares at January 31 and
      384,901 shares at April 30                                             12,389         5,757
                                                                         ----------    ----------
        Total shareholders' equity                                           77,057        78,925
                                                                         ----------    ----------

                                                                         $  236,153    $  236,454
                                                                         ==========    ==========

                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                          Three Months Ended              Nine Months Ended
                                                     ----------------------------    ----------------------------
                                                      January 31,     January 31,     January 31,     January 31,
                                                         2000            1999            2000            1999
                                                     ------------    ------------    ------------    ------------

Net sales
    Software                                         $    279,452    $    236,483    $    705,061    $    615,608
    Technology services                                    33,696          25,439          89,150          70,555
                                                     ------------    ------------    ------------    ------------
                                                          313,148         261,922         794,211         686,163
                                                     ------------    ------------    ------------    ------------
Cost of sales
    Software                                              257,077         215,398         642,248         559,240
    Technology services                                    23,983          17,260          63,571          45,014
                                                     ------------    ------------    ------------    ------------
                                                          281,060         232,658         705,819         604,254
                                                     ------------    ------------    ------------    ------------
    Gross margin                                           32,088          29,264          88,392          81,909

Selling, general and administrative expenses               24,252          22,416          71,038          64,484
Depreciation and amortization                               3,058           2,857           8,773           8,182
                                                     ------------    ------------    ------------    ------------
    Operating income                                        4,778           3,991           8,581           9,243

Interest expense (income)
    Interest expense                                          600             510           1,113           1,269
    Interest income                                          (120)           (130)           (504)           (342)
                                                     ------------    ------------    ------------    ------------
                                                              480             380             609             927
                                                     ------------    ------------    ------------    ------------

    Income before income taxes                              4,298           3,611           7,972           8,316

Income tax expense                                          2,123           1,500           3,666           3,617
                                                     ------------    ------------    ------------    ------------

    Net income                                       $      2,175    $      2,111    $      4,306    $      4,699
                                                     ============    ============    ============    ============

Earnings per share
    Basic                                            $       0.56    $       0.50    $       1.08    $       1.10
                                                     ============    ============    ============    ============
    Diluted                                          $       0.54    $       0.49    $       1.06    $       1.09
                                                     ============    ============    ============    ============

Weighted average shares outstanding
    Basic                                                   3,859           4,243           3,998           4,261
                                                     ============    ============    ============    ============
    Diluted
                                                            4,019           4,272           4,066           4,299
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

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                    January 31,
                                                             ------------------------
                                                                2000          1999
                                                             ----------    ----------
Operating activities
    Net income                                               $    4,306    $    4,699
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
        Provision for bad debts                                   1,298           766
        Depreciation and amortization                             8,773         8,182
        Deferred income taxes                                      (601)          284
        Changes in operating assets and liabilities
           Trade accounts receivable                            (14,172)        3,256
           Inventories                                              (73)        1,591
           Prepaid expenses and other assets                        879           236
           Trade accounts payable and other current
             liabilities                                           (569)      (13,325)
                                                             ----------    ----------
    Net cash provided by (used in) operating activities            (159)        5,689
                                                             ----------    ----------

Investing activities
    Purchase of subsidiary, net of cash acquired                 (1,916)           --
    Purchase of furniture, equipment and leasehold
        improvements                                             (8,286)       (8,523)
                                                             ----------    ----------
    Net cash used in investing activities                       (10,202)       (8,523)
                                                             ----------    ----------

Financing activities
    Borrowings on long-term debt                                132,870       154,309
    Repayments of long-term debt                               (129,094)     (148,132)
    Proceeds from stock issuance including tax benefit
        related to stock options exercised                          585         1,201
    Purchase of treasury stock                                   (6,632)       (2,300)
    Other                                                             1           (10)
                                                             ----------    ----------
    Net cash provided by (used in) financing activities          (2,270)        5,068
                                                             ----------    ----------

Effect of exchange rate changes on cash                             108          (292)
                                                             ----------    ----------

Increase (decrease) in cash and cash equivalents                (12,523)        1,942
Cash and cash equivalents at beginning of period                 20,084         7,129
                                                             ----------    ----------
Cash and cash equivalents at end of period                   $    7,561    $    9,071
                                                             ==========    ==========

Supplemental disclosure of cash paid during the period
    Income taxes                                             $    1,847    $    3,274
    Interest                                                        823           937



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

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of January 31, 2000, the consolidated results of operations for the three and nine months ended January 31, 2000 and 1999 and the consolidated cash flows for the nine months ended January 31, 2000 and 1999 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE B -- OTHER COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                               Three Months Ended         Nine Months Ended
                                                  January 31,                January 31,
                                             ----------------------     ----------------------
                                               2000          1999         2000          1999
                                             --------      --------     --------      --------

Net income                                   $  2,175      $  2,111     $  4,306      $  4,699
Currency translation adjustments                 (101)           30         (427)         (124)
                                             --------      --------     --------      --------
    Comprehensive income                     $  2,074      $  2,141     $  3,879      $  4,575
                                             ========      ========     ========      ========

NOTE C -- EARNINGS PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options that were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares totaled approximately 455,000 and 354,000 shares for the three and nine months ended January 31, 2000 and 289,000 and 273,000 shares for the three and nine months ended January 31, 1999, respectively.

                                                         Three Months Ended        Nine Months Ended
                                                            January 31,               January 31,
                                                       ---------------------     ---------------------
                                                         2000         1999         2000         1999
                                                       --------     --------     --------     --------

Net income                                             $  2,175     $  2,111     $  4,306     $  4,699
                                                       --------     --------     --------     --------

Weighted average shares outstanding - basic               3,859        4,243        3,998        4,261
Effect of dilutive employee and director stock
  options                                                   160           29           68           38
                                                       --------     --------     --------     --------
Weighted average shares outstanding - diluted             4,019        4,272        4,066        4,299
                                                       --------     --------     --------     --------

Earnings per share - basic                             $   0.56     $   0.50     $   1.08     $   1.10
                                                       ========     ========     ========     ========

Earnings per share - diluted                           $   0.54     $   0.49     $   1.06     $   1.09
                                                       ========     ========     ========     ========

NOTE D -- BUSINESS SEGMENTS

Information for the Company's reportable segments for the three and nine months ended January 31, 2000 and 1999 is presented below (in thousands):


                                                 Three Months Ended               Nine Months Ended
                                                     January 31,                     January 31,
                                             --------------------------      --------------------------
                                                2000            1999            2000            1999
                                             ----------      ----------      ----------      ----------
Net sales
    Software                                 $  279,452      $  236,483      $  705,061      $  615,608
    Professional services                        11,943          10,544          38,269          30,298
    Support services                             21,753          14,895          50,881          40,257
                                             ----------      ----------      ----------      ----------
                                             $  313,148      $  261,922      $  794,211      $  686,163
                                             ==========      ==========      ==========      ==========

Operating income (loss)
    Software                                 $   13,667      $   12,625      $   38,708      $   31,389
    Professional services                        (1,522)         (1,397)         (1,908)         (2,460)
    Support services                              2,638           1,713           2,756           6,782
    Unallocated corporate overhead              (10,005)         (8,950)        (30,975)        (26,468)
                                             ----------      ----------      ----------      ----------
                                             $    4,778      $    3,991      $    8,581      $    9,243
                                             ==========      ==========      ==========      ==========

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

NOTE F -- CONTINGENCY

In March 2000, the Company received notice from the Internal Revenue Service ("IRS") alleging a tax deficiency for the year ended March 31, 1996. The amount of income adjustment asserted in the notice is approximately $1.3 million. The Company believes that it has a meritorious position with respect to this matter and intends to contest vigorously any attempt by the IRS to assert a tax deficiency for the period in question. The Company does not believe that the resolution of this matter will have a material effect on its results of operations.

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

The following table sets forth certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales.

                                                         Three Months Ended           Nine Months Ended
                                                             January 31,                 January 31,
                                                       ----------------------      ----------------------
                                                         2000          1999          2000          1999
                                                       --------      --------      --------      --------

Net sales                                                 100.0%        100.0%        100.0%        100.0%
Cost of sales                                              89.8          88.8          88.9          88.1
                                                       --------      --------      --------      --------
    Gross margin                                           10.2          11.2          11.1          11.9
Selling, general and administrative expenses                7.7           8.6           8.9           9.4
Depreciation and amortization                               1.0           1.1           1.1           1.2
                                                       --------      --------      --------      --------
    Operating income                                        1.5           1.5           1.1           1.3
Interest expense, net                                       0.1           0.1           0.1           0.1
                                                       --------      --------      --------      --------
    Income before income taxes                              1.4           1.4           1.0           1.2
Income tax expense                                          0.7           0.6           0.5           0.5
                                                       --------      --------      --------      --------
    Net income                                              0.7%          0.8%          0.5%          0.7%
                                                       ========      ========      ========      ========

NET SALES

Software sales for the three and nine months ended January 31, 2000 increased approximately 18% and 15%, respectively, over those for the three and nine months ended January 31, 1999, primarily due to higher software sales in North America. Sales of software through VLM agreements represented approximately 89% and 87%, respectively, of software sales for the three and nine months ended January 31, 2000 compared to approximately 85% and 82% for the three and nine months ended January 31, 1999.

For the three and nine months ended January 31, 2000, service revenues increased by 32% and 26%, respectively, as compared to the three and nine months ended January 31, 1999. Support services revenues increased 46% and 26% for the three and nine months ended January 31, 2000, respectively, due primarily to increased business in the Company's Tampa call center which opened in June 1999. Professional services revenues grew by 13% and 26% for the three and nine months ended January 31, 2000, respectively, despite the closure of six smaller sites in late fiscal 1999. As of January 31, 2000, the Company had 17 professional services sites worldwide compared to 26 offices at January 31, 1999. Professional and support services represented approximately 11% of the Company's overall sales for both the three and nine months ended January 31, 2000 as compared to 10% for both the three and nine months ended January 31, 1999. Such revenue generated approximately 30% and 29%, respectively, of the Company's gross margin dollars during the three and nine months ended January 31, 2000 compared to 28% and 29%, respectively, for the three and nine months ended January 31, 1999. The Company expects that the percentage of gross margin dollars provided by professional and support services will increase as the Company continues to develop and expand this aspect of its business.

The Company believes future increases in sales will depend upon its ability to maintain and increase its customer base, to develop and expand its professional and support services and to capitalize on continued growth in desktop technology markets around the world.

INTERNATIONAL OPERATIONS

For the three and nine months ended January 31, 2000, sales outside of the United States increased 24% and 18% to $56 million and $138 million, respectively, as compared to $45 million and $117 million for the three and nine months ended January 31, 1999.

Sales in Europe decreased 25% and 9% to $18 million and $47 million for the three and nine months ended January 31, 2000, primarily due to decreased sales of software under VLM agreements. Sales in Asia/Pacific increased 22% to $9 million and $44 million for each of the three and nine months ended January 31, 2000, due primarily to increased sales of software under VLM agreements.

For the three and nine months ended January 31, 2000, fluctuations in foreign currencies against the U.S. dollar reduced operating income by approximately $617,000 and $870,000, respectively.

GROSS MARGIN

Overall gross margin as a percentage of net sales was 10.2% and 11.1% for the three and nine months ended January 31, 2000, as compared to 11.2% and 11.9% for the comparable periods of the prior year. The decline in overall gross margin as a percentage of net sales for the three months ended January 31, 2000 primarily reflects declines in gross margins on software sales. For the three months ended January 31, 2000 gross margin on the sale of PC software decreased to 8.0%, as compared to 8.9% for the three months ended January 31, 1999, primarily due to price competition, the increasing percentage of sales of software through VLM agreements and the level of financial incentives from suppliers. The decline in overall gross margin as a percentage of sales for the nine months ended January 31, 2000 primarily reflects declines in gross margins on software and support services. For the nine months ended January 31, 2000, gross margin on the sale of PC software decreased to 8.9%, as compared to 9.2% for the nine months ended January 31, 1999, primarily due to price competition and the increasing percentage of sales of software through VLM agreements. In July 1998, the Company began providing support services under a large contract with a software publisher involving the introduction of a new product. Initial high call volumes and customer incentives related to the implementation of this contract caused gross margins on support services to be high during the nine months ended January 31, 1999.

The Company generally realizes lower gross margins as a percentage of net sales on sales of software through VLM agreements, as compared to sales of full-packaged software products. Therefore, the Company believes that gross margin percentages on sales of software may continue to decline if the current volume of software product sales by the Company through VLM agreements, particularly enterprise-wide agreements, continues or if publishers respond to continued market pressures by reducing financial incentives to resellers. This potential decrease in product gross margin percentages may be offset by anticipated increases in gross margin dollars generated by technology services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses include the costs of the Company's sales and marketing organization as well as purchasing, distribution and administration costs. For the three and nine months ended January 31, 2000, SG&A expenses, as a percentage of net sales, decreased to 7.7% and 8.9% respectively, as compared to 8.6% and 9.4% for the three and nine months ended January 31, 1999. The decrease is due to operating efficiencies realized in the product services area due to increased sales and more frequent customer use of the Company's electronic offerings. The Company continues to focus on controlling operating costs in both the services and product businesses.

DEPRECIATION AND AMORTIZATION

The increase in depreciation and amortization for the three and nine months ended January 31, 2000, as compared to the three and nine months ended January 31, 1999, reflects additional depreciation on the higher level of fixed assets utilized in the Company's services business in fiscal 2000.

INCOME TAX EXPENSE

The Company's effective tax rate for the three and nine months ended January 31, 2000 was approximately 49% and 46% as compared to approximately 42% and 43% for the three and nine months ended January 31, 1999, respectively. The fluctuations in the Company's effective tax rate primarily reflect the impact of its international operations.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2000, the Company had approximately $7.6 million in cash and cash equivalents and had $12.3 million outstanding under its $100 million revolving credit facility. The credit facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, permits the Company to borrow up to $100 million, subject to availability under its borrowing base. As of January 31, 2000, the Company had approximately $69 million of additional borrowing availability under its credit facility. The facility expires in March 2002.

The increase in trade accounts receivable from April 30, 1999 to January 31, 2000 reflects the Company's seasonally high sales in the third fiscal quarter. At January 31, 2000 and April 30, 1999, accounts receivable represented approximately 52 and 55 days of historical sales, respectively.

For the nine months ended January 31, 2000, the Company's operating activities used $159,000 of cash compared to $5.7 million of cash provided by operations in the nine months ended January 31, 1999. The decrease in cash provided by operations is primarily due to the timing of certain payments to the Company's vendors.

The increase in furniture, equipment and leasehold improvements from April 30, 1999 to January 31, 2000 reflects approximately $8.3 million of capital expenditures related primarily to the ongoing upgrade of the Company's computer systems and expansion of its technical support center in Tampa, Florida.

The Company expects that its cash requirements for fiscal 2000 will be satisfied from cash flow from operations and borrowings under its credit facility.

The Company has a stock repurchase program which allows for the purchase of the Company's Common Stock from time to time in the open market or through privately negotiated transactions. The Company funds such purchases with cash or borrowings under the Company's credit facility. As of March 10, 2000 the Company had repurchased 789,200 shares of Common Stock, for a total of $12 million, under the stock repurchase program and has been authorized by its Board of Directors to repurchase up to an additional $2.8 million of its Common Stock.

YEAR 2000

In preparation for the transition into the Year 2000, the Company developed and implemented a plan to ensure the ongoing operation of the Company's business through the turn of the century and beyond. The Company did not experience any material disruptions in its operations resulting from the transition into the Year 2000.

The total cost of the Company's Year 2000 project was less than $1 million and was expensed as incurred. The majority of the costs involved reallocation of existing resources rather than incremental costs. This reallocation of resources did not have a material impact on the implementation of any significant internal systems projects.

In general, as a reseller of software products, the Company only passes through to its customers the applicable vendors' warranties. The Company's operating results could be materially adversely affected, however, if it were held liable for the failure of software products resold by the Company to be Year 2000 compliant despite its disclaimer of software product warranties. With respect to the Company's consulting services, the failure of client systems or processes could subject the Company to claims. Such claims, or the defense thereof, could have a material adverse effect on the Company's operating results. No such claims have been asserted against the Company with respect to software products or consulting services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and nine months ended January 31, 2000 does not differ materially from that discussed in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended April 30, 1999.

PART II. OTHER INFORMATION




ITEM 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 10.20 - Second Amendment to Amended and Restated Credit Agreement, dated as of June 23, 1999 among the Company, the Chase Manhattan Bank, as Administrative Agent, Chase Bank of Texas, National Association, as Collateral Agent, and other participating financial institutions.

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the three month period ended January 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SOFTWARE SPECTRUM, INC.



Date:  March 16, 2000         By: /s/ James W. Brown
                                  ----------------------------------------------
                                      James W. Brown
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

Exhibit 10.20 Second Amendment to Amended and Restated Credit Agreement, dated as of June 23, 1999 among the Company, the Chase
                  Manhattan Bank, as Administrative Agent, Chase Bank of Texas,
                  National Association, as Collateral Agent, and other participating financial institutions.

Exhibit 27        Financial Data Schedule