Form 10-K
period 2000-04-30
SOFTWARE SPECTRUM INC
filed 2000-07-31
CIK 875173

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                          ----------------------------
                                    FORM 10-K
                          ----------------------------

Mark One      Annual Report Pursuant to Section 13 or 15(d) of the
 [ X ]                  Securities Exchange Act of 1934
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2000
                                       OR
 [   ]      Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 For the transition period from _____ to _____.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value on July 14, 2000 of the Registrant's voting securities held by non-affiliates was $50,544,384.

     At July 14, 2000, the Registrant had outstanding 3,678,381 share of Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated by reference in Part III of this Annual Report on Form 10-K certain of the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held September 21, 2000, which will be filed by the registrant within 120 days after April 30, 2000.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Software Spectrum ("the Company") is a global business-to-business software services provider that delivers comprehensive information technology solutions to organizations throughout North America, Europe and Asia/Pacific. The Company sells personal computer ("PC") software through volume licensing and maintenance ("VLM") agreements, or right-to-copy arrangements, and full-packaged PC software products and provides technical support services to software publishers, Internet service providers and other organizations. The Company has established supply arrangements with major personal computer software publishers, including Microsoft, IBM/Lotus, Novell, Attachmate, Symantec and Adobe Systems. The Company markets software titles for IBM, IBM-compatible and Macintosh personal computers, including software for all major operating systems such as Windows 95, Windows 98, Windows 2000, Linux and Novell Netware.

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

FORWARD-LOOKING INFORMATION

     The Company, or its representatives, from time to time may make or may have made certain forward-looking statements, whether orally or in writing, including without limitation any such statements made or to be made in the Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and other information contained in its various filings with the Securities and Exchange Commission. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to, and are accompanied by, the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements. The Company cautions the reader that this list of factors may not be exhaustive. The Company operates in rapidly changing businesses, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Reliance on Financial Incentives, Volume Discounts and Marketing Funds

     As part of its supply agreements with certain publishers and distributors, the Company receives substantial incentives in the form of rebates, volume purchase discounts, cooperative advertising funds and market development funds. A change, reduction or discontinuance of these incentives, discounts or advertising allowances could have a material adverse effect on the Company's business and financial results.

Dependence on Vendors

     A large percentage of the Company's sales are represented by popular personal computer business software products from a small number of vendors. For the year ended April 30, 2000, approximately 78% of the Company's net software sales were derived from products published by Microsoft and IBM/Lotus. Most of the Company's contracts with vendors are terminable by either party, without cause, upon 30 to 60 days notice. The loss or significant change in the Company's relationship with these vendors could have a material adverse effect on the Company's business and financial results. Although the Company believes the software products would be available from other parties, the Company may have to obtain such products on terms that would likely adversely affect its financial results.

Volume Licensing and Maintenance Agreements

     The Company serves as a designated services provider for VLM agreements between many of its customers and major publishers of personal computer software. VLM agreements are typically used by customers seeking to standardize desktop software applications and, consequently, typically involve significant quantities of unit sales for each customer. Although unit volume sales are increased by the use of VLM agreements, generally lower gross margins are realized on such sales as compared to sales of full-packaged software products. The Company continues to experience an increase in the percentage of sales made pursuant to VLM agreements and, consequently, overall gross margin percentages on the sale of software products may continue to decline. In addition, the trend toward use of enterprise-wide licensing agreements, which typically have lower gross margins and administrative costs than other VLM programs, has resulted in further decreases in the Company's product gross margins.

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

Highly Competitive Environment; Pricing Competition

     The desktop technology marketplace is intensely competitive. The Company faces competition from a wide variety of sources, including other software suppliers, hardware manufacturers and resellers, support service providers, personal computer retail stores (including superstores), mail order, Internet and other discount business suppliers and software publishers. Many of the Company's competitors, particularly software publishers, have substantially greater financial resources than the Company. Because of the intense competition within the personal computer software channel, companies that compete in this market, including the Company, are characterized by low gross and operating margins. Consequently, the Company's profitability is highly dependent upon effective cost and management controls.

New Developments and Rapid Technological Change; Retention of Qualified
Personnel

     The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and services. The Company's future success will depend in part on its ability to enhance existing services, to continue to invest in rapidly changing technology and to offer new services on a timely basis. Additionally, the Company's business results can be adversely affected by disruptions in customer ordering patterns and the impact of new product releases.

     The growth and success of the Company's support services business depends largely upon its ability to attract, develop, motivate and retain highly-skilled technical employees in an industry characterized by high employee turnover. If the Company is unable to attract and retain sufficient numbers of highly-skilled technical employees, the Company's support services business could be adversely affected.

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

Telephone Support Services Agreements

     Most of the Company's key technical support contracts generate revenues based upon the number of support requests received by the Company or the time spent on such requests. Consequently, the amount of revenues generated is dependent upon the support needs of end-users. With respect to agreements that provide for pricing on a per-call basis, the Company's profitability may be adversely affected if the Company receives fewer support requests than expected or the time spent in resolving inquiries is greater than anticipated.

     In general, the Company's support contracts provide that the contract may be terminated in whole or in part on short notice, in some cases for convenience, or if the Company fails to meet specified performance criteria. The Company's technical support business is currently concentrated among two key customers. Accordingly, cancellation of, or a significant decrease in, the services provided under the contracts with either of these customers could have an adverse effect on the Company's profitability. In addition, the Company may be required to expand its support operations to meet the demands of its customers or obtain new business. Rapid changes to the size of the Company's support operations and employee base could involve significant costs, including costs associated with employee hiring and training, the purchase of additional workstations, equipment and technology and the establishment of additional call center facilities. Likewise, due to the lead time involved in procuring and preparing additional capacity, it may be necessary for the Company to commit to expansion facilities prior to obtaining the corresponding new business.

COMPANY OVERVIEW

     The Company is a global business-to-business software services provider that delivers comprehensive information technology solutions to organizations throughout North America, Europe and Asia/Pacific. The Company sells personal computer software through volume licensing and maintenance agreements, or right-to-copy arrangements, and full-packaged PC software products and provides technical support services to software publishers, Internet service providers and other organizations. The Company's strategy is to leverage its global infrastructure to provide a high level of customer service, to maintain a cost-efficient operating structure and to grow its product and support services businesses. The Company controls its costs by centralizing its administrative, customer service and technical support operations while utilizing a geographically dispersed field sales force strategically located in major business markets worldwide. The majority of the Company's revenues are derived from sales to large organizations, including Fortune 500 and Global 500 companies, as well as thousands of mid-sized customers from every industry, including the government and academic market segments.

     The Company derives revenues from two primary business lines, which consist of product services and support services. For financial information concerning the Company's two business segments and the Company's foreign and domestic operations, see Notes to Consolidated Financial Statements, Note I - Business Segments and Foreign Operations.

     The largest component of the Company's business is providing third-party personal computer software, licenses and related services to large organizations with over 1,000 desktop computers, including companies in the Fortune 500 and Global 500. The Company concentrates on building and expanding these relationships through personal sales contacts made throughout major global computing markets. The Company maintains a sales force which focuses on the software licensing and distribution needs of its larger customers and serves mid-sized customers through a combined field sales and outbound calling sales effort. Through its strategically located, centralized operations centers in North America, Europe and Asia/Pacific, the Company supports the global marketing efforts of its sales forces.

     The Company's Internet Web site, www.softwarespectrum.com, includes an electronic catalog which can be used by customers to obtain pricing information. The Web site also includes an online customer resource center ("Customer Resource Center") which allows customers to check order status, run purchase activity reports and purchase products based upon customer-specific catalogs which contain products, prices and other information unique to each customer. The Customer Resource Center also provides customers the option of receiving their software electronically. In conjunction with this electronic business-to-business Web tool, the Company maintains headquarters-based sales representatives to facilitate purchases and self-help services by the Company's customers over the Internet. See "Sales and Marketing."

     Software Spectrum provides technical support services through its support centers located in North America and Europe. These services are utilized by software publishers, Internet service providers and other businesses that desire to outsource their technology support services, as well as organizations that choose to outsource their internal help desk function. The Company employed over 1,200 technical support analysts and support personnel as of April 30, 2000, including a dedicated sales force.

     The Company adapts its product-related services to specific customer requests, consults with customers on developing strategies to efficiently acquire and manage the customer's investment in distributed computing software and hardware and manages the accurate and timely delivery of products. The Company provides its customers with information, advice and assistance through its marketing, sales and technical staff on the wide range of software procurement choices available. For customers electing to standardize desktop software applications or otherwise take advantage of right-to-copy arrangements, the Company provides volume licensing and maintenance agreement services and support. Under VLM agreements, the Company acts as a designated service provider to sell software licensing rights that permit customers to make copies of a publisher's software program from a master disk and distribute this software within a customer's organization for a fee per copy made. Maintenance agreements entitle customers to all upgrades of certain products during a specified period of time, typically two years following the software purchase. By utilizing VLM agreements, customers are able to consolidate their worldwide purchases and acquire software under a single master agreement for a given publisher from a global supplier such as the Company. A recent trend with respect to VLM agreements involves enterprise-wide licensing agreements which give the customer the right to use an entire suite of products offered by a publisher on all desktops across its enterprise. The Company's licensing consultants can assist customers in selecting the most advantageous form of licensing available based on specific needs or constraints. Among its other services, the Company offers on-site consultants for large corporations, software selection assistance, software asset management, technical support and determination of price and availability of hard-to-find software products.

     The Company serves an important role in the software industry by providing a service-oriented and cost-effective means for personal computer software publishers to market, sell, distribute and provide support for their products. The services provided by the Company assist publishers by building product awareness, marketing products directly on behalf of publishers to businesses and other organizations, and providing additional technical support related to those software products. The Company is also instrumental in the selection, design and implementation of VLM programs for its customers. The Company believes that maintaining its relationships with major publishers is important to the Company's future growth and profitability. The Company will often coordinate product introductions and marketing programs with publishers, which may involve joint regional product seminars and cross-selling of selected complementary products. Due to its volume of purchases, the Company believes it is able to obtain favorable pricing, avail itself of marketing funds provided by major publishers and work closely with publisher personnel on various marketing and selling matters such as the introduction of new products, programs and related service opportunities.

     The Company has continued to experience significant growth in the sale of software to its customers through VLM agreements. For the year ended April 30, 2000 ("fiscal 2000"), sales through VLM agreements represented approximately 87% of software sales of the Company, compared to 83% and 77% of software sales for the years ended April 30, 1999 ("fiscal 1999") and April 30, 1998 ("fiscal 1998"), respectively. Since individual software packages and documentation may not be provided to each user, and due to volume pricing incentives and lower distribution costs, customers utilizing VLM agreements can purchase licenses for software at a lower cost than by purchasing individual shrink-wrapped software packages. In general, the Company receives lower gross margins, as a percent of sales, on sales made through VLM agreements. Lower gross margins are partially offset by lower operating costs associated with such agreements.

     In May 2000, the Company announced a plan to exit the professional services business. In accordance with this plan, 10 of the 16 professional services sites were closed effective May 31, 2000 and the Company is actively negotiating the sale of its remaining 6 sites.

GLOBAL OPERATIONS

     Under VLM agreements, multinational customers can consolidate their worldwide volume software purchases under a single master agreement for a given publisher. The Company's ability to sell software globally through these programs is a key factor in its global expansion, which began in fiscal 1993.

     The Company's North American operations are based in Dallas, Texas. The Company has major product and technical support call centers located in Dallas, Texas and Spokane, Washington and an additional technical support call center in Tampa, Florida, which was added in 1999. The Company has announced its intent to open another technical support call center in the Dallas/Forth Worth metroplex in fiscal 2001. The Company's European sales headquarters is located in The Hague, The Netherlands and its operations center is located in Dublin, Ireland. The Company also has sales representatives in Belgium, Italy, Sweden, the United Kingdom, France and Germany. The Company's Asia/Pacific headquarters is located in Sydney, Australia. The Company also has sales offices in Australia, New Zealand, Singapore and Hong Kong.

     The Company participates in a joint venture in Japan, named
Uchida-Spectrum, Inc., with Uchida-Yoko Co., Ltd. and Microsoft, Inc. Through this joint venture, in which the Company owns a 43% equity interest, the Company sells software products and provides technology services to customers in Japan.

     With centralized operations centers in North America, Europe and Asia/Pacific, the Company is able to serve the major computing technology markets around the world. Today, Software Spectrum provides software or fulfillment services to customers located in over 100 countries, provides technical support services in ten languages, invoices customers in many local currencies and provides consolidated worldwide reporting to customers.

SUPPORT SERVICES

     The Company provides fee-based telephone and Internet technical support services on behalf of software publishers, Internet service providers and other organizations and to end-users of business customers that choose to fully or partially outsource their internal help desk function. The Company's services cover a number of technologies, including desktop applications and operating systems and network operating systems. The staff in the Company's support centers are experienced in over 150 major personal computer software applications and can provide support for software products running on most major personal computer operating systems and environments, including Windows 2000, Windows 98, Windows 95, Macintosh, Microsoft Windows NT, Novell NetWare and other network operating systems. The Company is designated as a Microsoft Certified Support Center (one of nine in the United States), a Lotus Premium Business Partner and a Novell Authorized Service Center. The support centers include large capacity file servers, multiple CD ROM databases and other resources that enable the Company's support personnel to recreate a customer's individual problem, develop a solution and guide the customer through the solution on a step-by-step basis. Customers increasingly utilize the Internet as an electronic means to forward support questions and receive answers from the Company.

     The Company's support business grew rapidly in fiscal 2000 and 1999. The growth has been primarily in providing support services under contracts with software publishers and Internet service providers. The Company maintains support facilities in Dallas, Texas; Spokane, Washington; Tampa, Florida and Dublin, Ireland and plans to open an additional technical support facility in the Dallas/Fort Worth metroplex in fiscal 2001.

PRODUCT SERVICES

Licensing, Procurement and Deployment Services

     The Company's customers can purchase software applications in a number of different ways. VLM agreements, or right-to-copy agreements, allow a customer either to purchase a license for each user in a transaction-based process or track and periodically report its software copies, paying a license fee for each copy made. The Company sells, supports and services the various VLM arrangements currently utilized by software publishers. For customers, the overall cost of using one of these methods of acquiring personal computer software may be substantially less than purchasing shrink-wrapped full-packaged software products.

         Since each software publisher has chosen a different set of procedures for implementing VLM agreements, businesses are faced with a significant challenge to sort through all the alternatives and procedures to ensure that they are utilizing the appropriate agreements, complying with the publishers' licensing terms and properly reporting and paying for their software licenses. Certain publishers have recently introduced licensing programs that reduce the reporting burden of customers and the Company by requiring annual payments over a two to three year term, provided the customer agrees to standardize certain applications within its organization. In order to address the wide range of procurement choices available to its customers, the Company provides information, analysis, advice and assistance to its customers relating to their procurement decisions and negotiations through its team of licensing consultants as well as by means of the Company's marketing and sales staff and through its publications. See "Publications" and "Sales and Marketing."

     Increasingly, large corporate customers are electing to standardize desktop applications and coordinate their enterprise-wide personal computer management responsibilities. In response to this trend, publishers have developed enterprise-wide VLM agreements, which simplify the terms, conditions and administration of VLM arrangements and provide the customer with more predictable annual costs. The Company works closely with its customers to educate them regarding the opportunities available under VLM agreements and has developed the systems needed to provide the global integration and reporting required under these programs.

     The Company's licensing consultants are software managers certified by the Software and Information Industry Association, that are trained to provide customers with advice in the evaluation of the various VLM programs offered by publishers. In addition to the Company's extensive experience in dealing with VLM agreements, it has continued to invest in technology-based systems to support the special requirements necessary to service VLM agreements for its customers. The Company has developed a custom, client/server-based system which provides individualized customer contract management data, assists customers in complying with VLM agreements and provides customers with necessary reporting mechanisms.

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

     Most of the Company's products are ordered by the customer's procurement or information systems department and may be billed to the department of the end-user, which may be located at a different site than the procurement or information systems department. The Company provides customers, upon request, open-order status and purchase activity reports formatted to each customer's specifications. The Company has also enabled its customers to obtain this information directly from the Company's Web site. The majority of the Company's customers now status their orders via this Internet tool. Also, customers can submit orders or other data to the Company from their computer systems via the Company's electronic data interchange ("EDI") capabilities. EDI and online Web order placement improve order accuracy and reduce administrative costs for corporate customers and the Company.

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

Electronic Distribution

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

E-procurement

     The Company participates in the electronic procurement arena in two primary ways: through the maintenance of the online Customer Resource Center; and through its Electronic Business-to-Business Partner Program ("e-B2B Partner Program") in which the Company partners with e-procurement providers, such as Ariba, Commerce One, and Intelisys.

     The Company's online Customer Resource Center contains an Internet-based suite of tools which enables customers to manage their software procurement. For most of its larger customers, the Company creates customized electronic product catalogs containing product information and pricing. These catalogs are accessed through search engine functionality, which enables customers to quickly locate products they need. Customers are also able to status open orders and obtain certain real-time standard reports online. The Customer Resource Center also provides tools which allow customers to restrict purchasing only to pre-approved products or allow an administrator at a customer location to give users within that organization access to the Resource Center, but restrict the level of their activity and the features and options available to them. These e-procurement tools help customers control costs and potentially eliminate the need for enterprise-wide e-procurement systems.

Publications

     The Company prepares and distributes an annual publication which includes in-depth analysis of various product offerings called the Licensing and Software Management Guide. This publication provides comprehensive information on the many facets of software licensing. The Licensing and Software Management Guide provides the purchasing requirements and qualification restrictions of the numerous VLM publisher programs. Issues such as concurrent licensing and copying software on home or portable computers are identified. Because of the potential savings a corporation can realize by utilizing alternative procurement methods, customers have expressed a significant amount of interest in this publication and it has been made available online. In addition, the Software and Information Industry Association utilizes this publication in connection with its certified software manager course curriculum.

     The Company's online customer magazine, In Touch, provides new product information and case studies from existing customers who are implementing the latest products and technologies from the leading software publishers worldwide and offers the latest news and commentary on industry trends and Company sponsored workshops, seminars and other technology-related events.

     The Company's online Customer Resource Center contains company news and information designed to educate customers about the Company's areas of expertise, its products (including third-party reviews) and services, the publishers represented by the Company and the latest trends in the industry. The Company also provides information through various Company publications. A portion of the marketing funds provided to the Company by publishers is used to offset the Company's cost of producing these publications. The Company publishes newsletters, service and product brochures and product catalogs and also provides other timely information coincident with major product releases.

SALES AND MARKETING

     The Company sells and markets its product and support services to existing and potential large customers through its account executives, customer service representatives and its marketing and support staff, as well as its Internet site. The Company organizes account management teams to serve and support each of its customers' needs. Generally, each team consists of one account executive, supported by technical, marketing, customer service and sales support personnel at the Company's operations centers, as well as Web-based self-service capabilities.

     In its product business, the Company assigns to account executives specific accounts and/or a specific territory, which generally includes major metropolitan areas in one or more countries, states or provinces. Account executives market the overall services and advantages of using the Company as the customer's preferred software and services supplier, and they concentrate on generating new customer relationships, maintaining and improving existing customer relationships and increasing the volume of software and services provided to corporate customers. For national and global accounts, several account executives may work with the customer in different parts of North America, Europe and Asia/Pacific, coordinated by a designated national or global account manager. The number of accounts handled by each account executive depends on the relative size of the accounts and the level of service required by each customer within the assigned territory.

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

     The Company's licensing consultants work with its customers to provide advice and consultation on VLM programs and to produce detailed customer account analysis and reporting. The Company also assigns a team of customer service representatives to each product account. Customer service representatives, who are based primarily at the Company's operations centers, handle all aspects of the day-to-day customer account servicing, including common presale technical questions, customer order placement, order status inquiries, requests for a demonstration product for evaluation and searches for hard-to-find products. They also help customers perform many of these functions directly by guiding them through the variety of options available on the Company's Web site. This structure enables customer service representatives to develop close relationships with individuals within the customer's organization and to better serve them by being familiar with their account. By assigning a specific team of customer service representatives to specific customers, the Company adds additional direct contacts that reinforce customer relationships.

     To solicit software business from mid-sized organizations, the Company utilizes a coordinated effort from field sales and outbound calling team members. While product price and delivery terms are key factors in mid-sized organizations, the Company also provides a broad range of VLM agreement support and services to this category of customers. Initial contact and sales are made typically through field sales or telephone inquiries. The Company interfaces with smaller customers via outbound telephone inquiries as well as Web-based self-service offerings.

     In fiscal 2000, the Company established relationships with many of the leading electronic procurement companies including Ariba, Commerce One, Intelisys and Right Works. These e-procurement companies serve a broad base of businesses in many markets and allow the Company to expand its customer base by opening new customer relationships with little added expense.

     The Company sells its telephone and Internet-based technical support services through a dedicated sales force which focuses on the types of organizations who most often require such services. Software publishers typically outsource some or all of their telephone support on significant products, which allows the Company to leverage its existing relationship with major publishers. The Company also solicits large organizations who may desire to outsource all, or a portion of, their internal help desk function. The Company's market for support services also extends to a number of other technology-related organizations, including Internet service providers and hardware manufacturers and resellers.

SUPPORT SYSTEMS

     The Company has developed certain proprietary support systems that facilitate the delivery of products and services to its customers and has invested in technology-based systems to support the special requirements necessary to service VLM agreements for its customers. SOLO, a custom, client/server-based system, provides individualized contract management data, assists customers in complying with the terms of their VLM agreements and provides customers with necessary reporting mechanisms. Using individualized data in SOLO, in conjunction with the Company's contract management database, the Company's representatives can guide a customer through the various purchasing options and assist in administering VLM agreements. SOLO also provides the Company's customer service representatives with a customer profile, account status, order status and product pricing and availability details.

PRODUCTS AND DISTRIBUTION

     The software products offered by the Company include major business programs such as spreadsheet, word processing, electronic mail, groupware, database, and graphics, as well as operating systems, utilities and languages. For the fiscal year ended April 30, 2000, the top 20 software titles sold by the Company represented approximately 70% of the Company's net software sales.

     In April 1999, the Company adopted a virtual warehouse model for the distribution of shrink-wrapped software in North America, an approach that has been used in Europe since 1993. The model was facilitated through an agreement with Ingram Micro, a leading technology distributor, to provide distribution capability for product purchased from Ingram Micro as well as product purchased elsewhere. A three-year agreement with Ingram Micro was signed December 24, 1998, and the Company's former distribution facility in Louisville, Kentucky was closed in April 1999. The virtual warehouse model was extended into Asia/Pacific, and the Company's distribution facility in Sydney, Australia was closed in April 2000.

     Generally, the Company uses the services of distributors or publishers to ship shrink-wrapped products directly to its customers, both in the U.S. and other countries, usually the same day the Company receives the order. As of April 30, 2000, the Company did not have a significant order backlog.

CUSTOMERS

     In fiscal 2000, the Company handled more than 7,000 active customer accounts. The Company's customer base includes corporations, government agencies, educational institutions, non-profit organizations and other business entities. Sales contracts with large customers for the procurement of products generally cover a one to three year period subject to the customers' rights to terminate the contract upon notice. These contracts usually include provisions regarding price, availability, payment terms and return policy. Standard payment terms with the Company's customers are net 30 days from the date of invoice or net 10 days in the case of summary periodic billings to customers. In fiscal 2000, no single customer represented more than 5% of the Company's revenues, and the Company's customer base included 286 of the 1999 Fortune 500 companies and 232 of the Fortune Global 500 companies. The Company does not believe that the loss of any single customer would have a material adverse effect on its business.

VENDORS

     The Company's sales from software are derived from products purchased from publishers and distributors. The decision whether to buy products directly from publishers or through distributors is determined on a vendor-by-vendor basis based on publisher requirements, cost, availability, return privileges and demand for a particular product. For fiscal 2000, approximately 90% of the Company's sales represented products purchased from its ten largest publishers. For the fiscal years ended April 30, 2000 and 1999, products from Microsoft accounted for approximately 66% and 65% of net software sales, respectively, and products from IBM/Lotus accounted for approximately 12% and 8% of net software sales, respectively.

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

     Publisher contracts generally permit the Company to submit adjustment reports for licensing and maintenance transactions within a certain time period after the transaction is reported. Such contracts do not typically require the Company to ensure end-user compliance with its publishers' licensing and copyright or patent right protection provisions. Certain of the Company's contracts with vendors provide for early payment discounts. Under the terms of its vendor contracts, the Company is not generally required to meet any minimum purchase or sales requirements, except to the extent that the Company's level of purchases or sales may affect the amount or availability of financial incentives, advertising allowances and marketing funds. The reduction in amount, discontinuance of or the Company's inability to meet requirements established by vendors for achieving financial incentives, advertising allowances and marketing funds could have an adverse effect on the Company's business and financial results.

COMPETITION

     The personal computer software market is intensely competitive. The Company faces competition from a wide variety of sources, including "software-only" resellers, hardware resellers and manufacturers and large systems integrators. Current competitors from the software reseller category would include Corporate Software and Technology, Inc., ASAP Corporate Express, Softmart and Softwarehouse International. The Company believes that it possesses significant differentiating features from this group. These features include the Company's global presence and capabilities, VLM expertise, services and systems that support the Company's business, including Internet services, and knowledgeable, industry-experienced personnel.

     Competitors also include hardware resellers and manufacturers. These companies compete in the large organization market with marketing efforts to provide customers with software and hardware services. Such competitors include Dell Computer Corporation and Compaq Computer Corporation, hardware manufacturers that also sell software, and systems integrators such as Compucom Systems, Inc. Many of these companies do have a global presence. The Company believes its VLM expertise and services, software-focused solutions, custom computing systems specifically designed to support the Company's business and knowledgeable industry-experienced personnel are differentiating factors in this group of competitors.

     In the global technical support services market, the Company competes with a variety of companies including Keane, Inc., Stream International, Inc., Sykes Enterprises Incorporated and DecisionOne Corporation. The Company competes in this market based primarily on the quality of services provided and cost. Many of the Company's competitors have significantly greater financial resources than the Company. However, the Company believes that its emphasis on training and quality programs, and its focus on high customer satisfaction at a reasonable cost, allows the Company to compete effectively in this highly competitive market.

     The manner in which personal computer software products are distributed and sold is continually changing and new methods of distribution may emerge or expand. Software publishers may intensify their efforts to sell their products directly to end-users, including current and potential customers of the Company. In the past, direct sales from software publishers to end-users have not been significant, although end-users have traditionally been able to purchase upgrades directly from publishers. From time to time, some publishers have instituted programs for the direct sale of single large order quantities of software to major corporate accounts, and the Company anticipates that these types of transactions will continue to be used by various publishers in the future. The Company could be adversely affected if major software publishers successfully implement programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the resale channel. The Company believes that the total range of services it provides to its customers cannot be easily substituted by publishers, particularly because publishers do not offer the scope of services or product offerings required by most of the Company's customers. However, there can be no assurance that publishers will not increase their efforts to sell substantial quantities of software directly to end-users. In addition, the acceptance of VLM agreements by organizations as a method to purchase software has continued to expand over the past year. Should publishers permit others to sell VLM agreements, or should additional competitors develop the capabilities required to service and support large licensing programs, the Company's competitive advantage could be negatively impacted. If the resale channel's participation in VLM agreements is reduced or eliminated, or if other methods of distribution of software become common, the Company's business and financial results could be materially adversely affected. The Company currently delivers a limited amount of software through electronic software distribution and intends to continue to participate in this method of software distribution as demand for this service by large organizations emerges and as communications technology improvements permit electronic software distribution to be made securely and efficiently. The Company's continuing investment in electronic software distribution and electronic commerce reflects the Company's commitment to meeting the changing needs of its customers. Sales of personal computers to homes and small businesses with many popular software application programs bundled with the hardware have continued to increase. If bundling of software with hardware becomes accepted by large corporate customers in the future, such bundling could have an adverse effect on the Company's business.

EMPLOYEES

     As of April 30, 2000, the Company had approximately 2,500 employees in North America, Europe and Asia/Pacific, including approximately 400 employees in the Company's discontinued professional services business. The Company has entered into non-competition agreements and/or non-solicitation agreements with substantially all of its sales personnel. None of the Company's employees are represented by a union.

ITEM 2.  PROPERTIES

     The Company currently leases approximately 184,000 square feet of space in Garland, Texas (a suburb in the Dallas/Forth Worth metroplex) which houses its corporate headquarters, along with call centers for technical support and product services. The Garland leases have aggregate current monthly payments of approximately $109,000 and remaining terms of five to seven years. The Company leases approximately 108,000 square feet of office space in Spokane, Washington with current aggregate monthly payments of approximately $78,000. As of April 30, 2000, the Spokane leases had remaining terms of five years. The Company also has a support services center in Tampa, Florida. This facility consists of approximately 98,500 square feet of space which is leased for approximately $118,000 per month. The remaining term of the lease is approximately four years. In April 2000, the Company entered into an agreement to lease approximately 73,000 square feet of space for an additional support services center in North Richland Hills, Texas (a suburb in the Dallas/Fort Worth metroplex.) The lease provides for current monthly rental payments of approximately $58,000 and has a remaining term of approximately seven years.

     With respect to its European-based operations, the Company currently leases space for its operations center in Dublin, Ireland and its sales headquarters in The Hague, The Netherlands. In Asia/Pacific, the Company leases space for its Asia/Pacific headquarters in Sydney, Australia and maintains sales offices in 7 other markets.

ITEM 3.  LEGAL PROCEEDINGS

     In March 2000, the Company received notice from the Internal Revenue Service ("IRS") alleging a tax deficiency for the year ended March 31, 1996. The IRS has challenged the deductibility of certain expenses related to services provided by the Company's foreign affiliates to the Company's United States multinational customers. The Company has filed a petition contesting the deficiency with the United States Tax Court. The amount of the income adjustment asserted in the notice is approximately $1.3 million. The Company believes that the IRS' position with respect to this matter is without merit and intends to contest vigorously any attempt by the IRS to assert a tax deficiency for the period in question. The Company does not believe that the resolution of this matter will have a material effect on its results of operations, financial position or cash flows.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended April 30, 2000.

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

                                     High       Low
                                    -------   -------
Fiscal Year 2000 Quarter Ended:
July 31                             $ 19.00   $ 11.94
October 31                            18.50     10.06
January 31                            19.44      8.81
April 30                              34.00     15.63

Fiscal Year 1999 Quarter Ended:
July 31                             $ 21.88   $ 17.13
October 31                            18.50     12.00
January 31                            18.19     14.13
April 30                              15.88     10.88


     On July 14, 2000, the last reported sales price of the Company's common stock as reported on The NASDAQ Stock Market was $15.50 per share. On July 14, 2000 there were 706 holders of record (representing approximately 2,000 beneficial owners) of the Company's common stock. The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the near term.

     On September 2, 1999 the Company issued 16,904 shares of the Company's common stock in connection with the acquisition of Comptroller Technology, Inc., d/b/a Quinn, Reeder and Associates. The shares of common stock were issued to the stockholders of Quinn, Reeder and Associates in a transaction that was exempt from registration under section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

STATEMENT OF OPERATIONS DATA
(In thousands, except per share amounts)

                                                                   Year Ended                         Year Ended
                                                                    April 30,                        March 31, (1)
                                               --------------------------------------------------    -------------
                                                  2000         1999 (2)      1998(2)      1997(2)        1996 (2)
                                               -----------  -----------  -----------  -----------     -----------
Net sales                                      $ 1,005,578  $   887,307  $   846,991  $   771,693     $   387,950
Gross margin                                        98,217       94,403       84,217       83,124          48,751
Operating income                                    13,988       18,782       12,461        6,688           9,802
Income from continuing operations                    6,686       10,754        5,205        1,820           7,070
Income per share from continuing operations
     Basic                                            1.70         2.53         1.21          .42            1.68
     Diluted                                          1.69         2.52         1.20          .41            1.66
Weighted average shares outstanding
     Basic                                           3,934        4,244        4,318        4,314           4,196
     Diluted                                         3,963        4,273        4,351        4,415           4,260

BALANCE SHEET DATA
(In thousands)

                                                                    April 30,                        March 31, (1)
                                               --------------------------------------------------    -------------
                                                  2000         1999 (2)      1998(2)      1997(2)        1996 (2)
                                               -----------  -----------  -----------  -----------     -----------
Working capital                                $     9,468  $    22,249  $    18,526    $  39,068     $    61,105
Total assets                                       232,854      232,414      255,725      267,008         148,254
Total debt                                           7,863        8,626        8,206       37,370              --
Shareholders' equity                                64,979       78,925       76,270       73,939          73,363

(1) In fiscal 1997, the Company changed its fiscal year-end from March 31 to April 30.

(2) Amounts have been reclassified to reflect the decision to discontinue the Company's professional services operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Software Spectrum ("the Company") is a global business-to-business software services provider that delivers comprehensive information technology solutions to organizations throughout North America, Europe and Asia/Pacific. The Company sells personal computer ("PC") software through volume licensing and maintenance ("VLM") agreements, or right-to-copy arrangements, and full-packaged PC software products. In addition, the Company provides technical support services to software publishers, Internet service providers and other organizations. Sales have increased each year since the Company's inception in 1983. Increases in sales of PC software and support services have resulted from the Company's market share growth, geographic expansion and strategic acquisitions. Sales increases also reflect overall growth in the PC software and technology services industries.

DISCONTINUED OPERATIONS

     In May 2000, the Company announced a plan to exit the professional services business. In accordance with this plan, 10 of the Company's 16 professional services sites were closed effective May 31, 2000. The Company has signed a non-binding letter of intent to sell its three Asia/Pacific offices and is actively negotiating the sale of its three remaining North American sites. The Company expects to complete its plan of disposition during the second quarter of fiscal 2001. The Company has recorded an estimated loss of $8.0 million on the disposition of the professional services business, including related tax benefits of $3.2 million.

     The financial data related to the professional services business is classified as discontinued operations for all periods presented.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                       Percentage of Net Sales
                                                       For Year Ended April 30,
                                               ---------------------------------------
                                                  2000            1999           1998
                                                 ------          ------         ------
Net sales                                         100.0%          100.0%         100.0%
Cost of sales                                      90.2            89.4           90.1
                                                  -----           -----          -----
Gross margin                                        9.8            10.6            9.9
Selling, general and administrative expenses        7.1             7.5            7.5
Write-off of Asia/Pacific goodwill                   .3             --             --
Depreciation and amortization                       1.0             1.0             .9
                                                  -----           -----          -----
Operating income                                    1.4             2.1            1.5
Interest expense, net                                .1              .2             .4
                                                  -----           -----          -----
Income before income taxes                          1.3             1.9            1.1
Income tax expense                                   .6              .7             .5
                                                  -----           -----          -----
Income from continuing operations                    .7%            1.2%            .6%
                                                  =====           =====          =====

     Fluctuations in foreign currencies against the U.S. dollar did not have a significant effect on the Company's operating results for the periods presented.

Fiscal 2000 Compared to Fiscal 1999

     Net sales from continuing operations increased approximately 13% in fiscal 2000 compared to fiscal 1999. Software sales for the year ended April 30, 2000 increased 12% over those for the year ended April 30, 1999, primarily due to increased VLM sales in North America. The Company serves as a designated service provider for VLM agreements which are frequently used by organizations seeking to standardize desktop software applications and, consequently, may involve significant quantities of unit sales for each customer at lower per-unit prices than full-packaged software products. Sales of software through VLM agreements represented approximately 87% of software sales for the year ended April 30, 2000 compared to 83% for the year ended April 30, 1999. The Company generally realizes lower gross margins as a percentage of net sales on sales of software through VLM agreements, as compared to sales of full-packaged software products. Certain publishers offer enterprise-wide licensing arrangements which simplify the administration of VLM agreements for customers who elect to standardize desktop applications across their organizations. These programs typically have lower gross margins and administrative costs than traditional VLM arrangements.

     Revenues derived from support services increased by 30% during fiscal 2000 compared to fiscal 1999. The increase was primarily attributable to increased business in the Company's Tampa call center, which opened in June 1999, as well as support services provided under a large support contract that began in the July 1998 quarter. Although support services represented approximately 7% of the Company's overall sales for the year ended April 30, 2000, and 6% of overall sales for the year ended April 30, 1999, such revenue generated approximately 16% and 17%, respectively, of the Company's gross margin dollars. The Company expects that the percentage of gross margin dollars provided by support services will increase as the Company continues to develop and expand this aspect of its business.

     For the year ended April 30, 2000, sales outside of North America increased 7% to $118 million, compared to sales of $109 million for the year ended April 30, 1999. Sales in Europe increased 7% to $70 million while sales in Asia/Pacific increased 8% to $48 million for the year ended April 30, 2000. These increases over 1999 were primarily due to increased sales of software under VLM agreements, including enterprise-wide licensing arrangements. Growing European licensing revenues have been subject to margin pressures similar to those experienced in North America.

     Overall gross margin as a percentage of net sales was 9.8% and 10.6% for the years ended April 30, 2000 and 1999, respectively. Gross margins have decreased in both of the Company's business segments.

     For the year ended April 30, 2000, gross margin on the sale of PC software declined to 8.8% as compared to 9.3% for the year ended April 30, 1999, primarily due to price competition and the increasing percentage of sales of software through high-volume VLM agreements. Gross margin percentages on sales of support services were 22% and 31% for the years ended April 30, 2000 and 1999, respectively. In July 1998, the Company began providing support services under a large contract with a software publisher involving the introduction of a new product. Initial high call volumes and customer incentives caused gross margins on this contract to be uncharacteristically high during fiscal 1999.

     The Company believes that gross margin percentages on sales of software may continue to decline if the volume of software product sales by the Company through VLM agreements, particularly enterprise-wide agreements, continues or if publishers respond to continued market pressures by reducing financial incentives to resellers. However, this potential decrease in product gross margin percentages may be offset by anticipated increases in gross margin dollars generated by support services.

     Selling, general and administrative ("SG&A") expenses include the costs of the Company's sales and marketing organization as well as purchasing, distribution and administration costs. For the year ended April 30, 2000, SG&A expenses, as a percentage of net sales, decreased to 7.1% as compared to 7.5% for the year ended April 30, 1999. The decrease is due to operating efficiencies realized in the product services area due to increased sales and more frequent use of the Company's electronic offerings. The Company remains focused on controlling operating costs in both of its business lines.

     The Company periodically evaluates the carrying value of its long-lived assets when events and circumstances warrant such review. The Company's Asia/Pacific operations have not performed as expected, primarily in New Zealand, and, anticipating the planned exit of the Company's professional services operations in the region, the Company has determined that the anticipated future undiscounted cash flows from these operations do not support the carrying value of the related assets. Accordingly, a nondeductible charge of approximately $2.6 million was recorded against income from continuing operations in the fourth quarter of fiscal 2000 to write off goodwill associated with continuing operations in the region.

     Depreciation and amortization for the year ended April 30, 2000 increased to $10.3 million compared to $9.0 million for the year ended April 30, 1999. The increase reflects additional depreciation on the higher level of fixed assets utilized in the Company's support services business in fiscal 2000.

Operating income for the year ended April 30, 2000 was $14.0 million, compared to $18.8 million in fiscal 1999. Excluding the aforementioned $2.6 million write-off of goodwill, the remaining decrease of $2.2 million is wholly attributable to the uncharacteristically high margin achieved in support services during fiscal 1999. Operating income for support services for fiscal 1999 was $6.6 million, exceeding fiscal 2000 by $3.2 million.

     The Company's effective tax rate for the year ended April 30, 2000 was approximately 50% as compared to approximately 38% for the year ended April 30, 1999. The increase in the Company's effective tax rate reflects the impact of international operations, including the nondeductible write-off of goodwill in Asia/Pacific.

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

     Revenues derived from support services increased by 231% during fiscal 1999 compared to fiscal 1998, primarily due to a large technical support contract that began in the July 1998 quarter. Support services represented 6% and 2% of the Company's overall sales in fiscal 1999 and 1998, respectively; however, such revenue generated approximately 17% and 6% of the Company's gross margin dollars.

     For fiscal 1999 and 1998, sales outside of the United States totaled $151 million and $120 million, respectively. Sales in Europe increased 24% to $65 million while sales in Asia/Pacific increased 14% to $44 million for the year ended April 30, 1999. These increases over 1998 were primarily due to increased sales of software under VLM agreements, including enterprise-wide licensing arrangements. In fiscal 1999, the Company's operating loss from continuing operations in Asia/Pacific was approximately $327,000, a significant reduction from the $2.2 million operating loss from continuing operations reported in the prior year. The reduction was due to increased sales, including several large enterprise-wide licensing arrangements, and changes to the Company's business model implemented in fiscal 1998.

     Overall gross margin as a percentage of net sales was 10.6% and 9.9% for the years ended April 30, 1999 and 1998, respectively. The increase in overall gross margin as a percentage of net sales was primarily due to the increased percentage of gross margin provided by support services, which have higher gross margins as a percentage of net sales than sales of software.

     For the year ended April 30, 1999, gross margin on the sale of PC software declined to 9.3% as compared to 9.5% for the year ended April 30, 1998, reflecting the increasing percentage of sales of software through high-volume VLM agreements. The decline in software gross margin percentages for the year ended April 30, 1999 was offset by an increase in gross margin dollars from support services. Gross margin percentages on sales of support services were 31% for both the years ended April 30, 1999 and 1998.

     SG&A expenses, as a percentage of net sales, were 7.5% for both the years ended April 30, 1999 and 1998. SG&A expenses, as a percentage of net sales, declined in both of the Company's operating segments in fiscal 1999. However, the decline was offset by the growth in the support services business, which has a higher percentage of SG&A expenses, as a percentage of net sales, than the Company's product business.

     Depreciation and amortization for the year ended April 30, 1999 increased to $9.0 million compared to $8.1 million for the year ended April 30, 1998. The increase reflects additional depreciation on the higher level of fixed assets utilized in the Company's support services business in 1999.

         Operating income for the year ended April 30, 1999 was $18.8 million, compared to $12.5 million in fiscal 1998. The increase is primarily due to the increased sales and uncharacteristically high margins achieved in the support services business during fiscal 1999 and the improved operating results in the Asia/Pacific region.

     The Company's effective tax rate for the year ended April 30, 1999 was approximately 38% as compared to approximately 45% for the year ended April 30, 1998. The decline in the Company's effective tax rate reflects the impact of improved international operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a revolving credit facility (the "Facility") which permits the Company to borrow up to $100 million, subject to availability under its borrowing base. At April 30, 2000, $85 million was available under the Facility. The Facility, which expires in March 2002, bears interest at a variable rate (7.43% at April 30, 2000) and provides for an annual commitment fee equal to a variable percentage of the unused line of credit. The Facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, requires the Company to maintain certain financial covenants and ratios and places limitations on dividend payments, capital expenditures and certain other borrowings. Due to the estimated loss on disposition of the discontinued professional services business, the Company was not in compliance with the Facility's financial covenants for net worth, net income or interest coverage at April 30, 2000. The lender has waived these covenants for the quarters ended April 30, 2000 and July 31, 2000 and amended the Facility to revise the future requirements and to permit the Company to sell its remaining professional services sites. The Company believes it will be in compliance with these covenants following July 31, 2000 and that no further waivers or amendments will be necessary.

     Certain of the Company's foreign subsidiaries have revolving credit facilities with local banks totaling $8 million. Borrowings bear interest at floating rates (approximately 6.39% at April 30, 2000) and are secured by letters of credit issued by the Company. The facilities expire in February and March 2001. Annual maturities of long-term debt are $63,000 and $7.8 million for the years ending April 30, 2001 and 2002, respectively.

     In 1997, the Company implemented a stock repurchase program which allows for the purchase of the Company's common stock from time to time in the open market or through privately negotiated transactions. The Company funds such purchases with cash or borrowings under the Company's credit facility. As of June 30, 2000 the Company had repurchased 851,700 shares of common stock, for a total of $13.2 million, under the stock repurchase program and has been authorized by its Board of Directors to repurchase up to an additional $1.8 million of its common stock.

     The increase in trade accounts receivable and trade accounts payable from April 30, 1999 to April 30, 2000 is due to increased sales and the timing of collections of accounts receivable and payments to the Company's vendors. At April 30, 2000 and 1999, accounts receivable represented approximately 48 and 55 days of historical sales, respectively. The increase in other current liabilities from April 30, 1999 to April 30, 2000 is primarily due to the estimated loss recorded in connection with the disposition of the Company's professional services business.

     Net cash provided by continuing operations was $8.2 million in fiscal 2000, as compared to $28.1 million of cash provided by continuing operations in fiscal 1999. The decrease in cash provided by continuing operations is primarily due to the timing of collections of accounts receivable and payments to the Company's vendors. During fiscal 1998, $39.6 million of cash was provided by continuing operations.

     The increase in furniture, equipment and leasehold improvements in fiscal 2000 reflects approximately $10.7 million of capital expenditures relating to the ongoing upgrade of the Company's computer systems and expansion of its support center in Tampa, Florida. The increase in furniture, equipment and leasehold improvements in fiscal 1999 reflects approximately $8.3 million of capital expenditures relating to the ongoing upgrade of the Company's computer systems and expansion of its support centers in Dallas, Texas; Spokane, Washington and Tampa, Florida. The Company's capital expenditures for fiscal 2001 are expected to be approximately $10 million, including expenditures to further upgrade the Company's computer systems and to expand its U.S. support services facilities.

     The Company expects that its cash requirements for fiscal 2001 will be satisfied from cash flow from operations and borrowings under its credit facility.

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

     The Company conducts business in many foreign currencies and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses and financing transactions. The impacts of fluctuations in foreign currency exchange rates on the Company's geographically diverse operations are often varied and at times offsetting. The Company occasionally uses forward-exchange contracts to hedge these exposures. In addition, the Company issues intercompany advances to its foreign subsidiaries denominated in U.S. dollars, which expose the foreign subsidiaries to the effect of changes in spot exchange rates of their local currencies relative to the U.S. dollar. Based on the Company's foreign currency exchange rate exposure for intercompany borrowings of approximately $20 million at April 30, 2000, the maximum impact of a 10% adverse change in currency rates would be a $2 million reduction to net income.

     The Company's credit arrangements expose it to fluctuations in interest rates. At April 30, 2000, certain of the Company's subsidiaries had $7.8 million outstanding under revolving credit facilities, which provide for interest to be paid based on variable rates. Thus, interest rate changes would result in a change in the amount of interest to be paid. Based upon the interest rates and borrowings at April 30, 2000, a 10% increase in interest rates would not materially affect the Company's financial position, results of operations or cash flows.

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

     In general, as a reseller of software products, the Company only passes through to its customers the applicable vendors' warranties. The Company's operating results could be materially adversely affected, however, if it were held liable for the failure of software products resold by the Company to be Year 2000 compliant despite its disclaimer of software product warranties. With respect to the Company's professional services, the failure of client systems or processes could subject the Company to claims. Such claims, or the defense thereof, could have a material adverse effect on the Company's operating results. No such claims have been asserted against the Company with respect to software products or professional services.

EURO CURRENCY ISSUES

     On January 1, 1999, 11 of the 15 member countries of the European Union introduced a common legal currency called the Euro, which is intended to replace the currently existing currencies of the participating countries by January 2002. The initial introduction of the Euro did not have a significant effect on the Company's operations or financial results. The Company believes that its internal systems are Euro capable and does not expect increased use of the Euro to materially impact its financial condition, operating results or use of derivative instruments.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Other than statements of historical fact, this Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements of the Company that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include future market trends, expectations concerning the Company's growth, estimates regarding the economy and the software industry in general, key performance indicators that impact the Company, statements regarding market risk and statements included in the Year 2000 and Euro Currency discussions above. In developing any forward-looking statements, the Company makes a number of assumptions, including expectations for continued market growth, supplier relationships, anticipated revenue and gross margin levels, and cost savings and efficiencies that include the ability of the Company to develop electronic strategies. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. The Company's ability to continue to grow product sales, develop its support services business and improve operational efficiencies will be key to its success in the future. If the industry's or the Company's performance differs materially from these assumptions or estimates, Software Spectrum's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. This report on Form 10-K for the Company's fiscal year ended April 30, 2000 contains certain cautionary statements under "Forward-Looking Information" that identify factors that could cause the Company's actual results to differ materially from those in the forward-looking statements in this discussion. All forward-looking statements in this discussion are expressly qualified in their entirety by the cautionary statements in this paragraph and under "Forward-Looking Information."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the current directors of the Company, and the persons nominated for election as directors of the Company at its Annual Meeting of Shareholders to be held on September 21, 2000, will appear in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders under the caption "Election of Directors" to be filed pursuant to Regulation 14A. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

     Officers are elected annually by the Board of Directors and serve until their successors are elected and qualified. The current executive officers of the Company are as follows:



                                                                                Officer
     Name                                 Position                               Since             Age
     ----                                 --------                              -------            ---
     Judy C. Odom            Chairman and Chief Executive Officer                 1983              47
     Keith R. Coogan         President and Chief Operating Officer                1990              48
     Roger J. King           Executive Vice President
                             and President of Product Services                    1990              47
     James W. Brown          Vice President and Chief Financial Officer           1998              43
     Robert D. Graham        Vice President of Strategic Relationships            1997              45
                             and General Counsel, Secretary
     Robert B. Mercer        Vice President and Chief Information Officer         1994              48
     Lisa M. Stewart         Vice President of e-Services                         1996              38
     Lorraine Castorina      Vice President of North American Sales               1998              53
     Kelli H. Cole           Vice President of Human Resources                    1998              39

     Judy C. Odom has served as Chief Executive Officer of the Company since April 1988 and Chairman of the Board since July 1992. Ms. Odom is a co-founder of the Company and has been a director of the Company since its inception in 1983. Ms. Odom served as Treasurer of the Company from 1983 to October 1990, as Vice President from April 1987 to April 1988 and as President from April 1996 to May 1998. Ms. Odom was employed by the national accounting firm of Grant Thornton LLP from 1977 to 1985, where she last served as an audit partner. Ms. Odom is a Certified Public Accountant.

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

     Roger J. King was named President of Product Services in July 2000 and has been Executive Vice President of Sales and Marketing since May 1998. Mr. King served as Vice President of Sales and Marketing from April 1996 through April 1998 and as Vice President of Sales from September 1990 to March 1996. Mr. King was employed by Lotus Development Corporation from September 1987 to September 1990, where he last served as Regional Manager for the software business group and was responsible for product sales in a 14-state region. From July 1985 to September 1987, Mr. King was a Vice President of the banking software group of Sterling Software, Inc., a software development company. Prior thereto, he spent nine years with IBM in various sales and sales management positions.

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

     Lisa M. Stewart has been Vice President of e-Services (formerly Customer Operations) since April 1996. From January 1994 through March 1996, Ms. Stewart served as Director of Customer Operations for the Company after having served in various sales, sales management and operations positions. Prior to joining the Company in 1988, Ms. Stewart was employed by Fox T.V. and Hilton Services Corporation.

     Lorraine Castorina was promoted to Vice President of North American Sales in May 1998. Ms. Castorina joined the Company in February 1987 and has served in various sales and sales management positions, most recently as Director of North American Sales - West.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will appear in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on September 21, 2000, under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will appear in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on September 21, 2000, under the captions "Stock Ownership of Principal Shareholders" and "Stock Ownership of Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

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

     (3) - The following documents are filed or incorporated by reference as exhibits to this Report:

     3.1(a) Restated Articles of Incorporation of the Company, filed with the Secretary of State of Texas on May 12, 1989, as amended (incorporated by reference to the Company's Registration Statement No. 33-40794 on Form S-1.)

     3.1(b) Statement of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 1996.)

     3.1(c) Articles of Amendment to Restated Articles of Incorporation, filed with the Secretary of State of Texas on November 25, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.)

     3.1(d) Statement of Cancellation of Treasury Shares, filed with the Secretary of State of Texas on March 21, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.)

     3.2(a) Restated Bylaws of the Company, as amended (incorporated by reference to the Company's Registration Statement No. 33-40794 on Form S-1.)

     3.2(b) Articles of Amendment to Article 8 of the Company's Amended and Restated Bylaws effective September 17, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998.)

     3.3 Rights Agreement between the Company and KeyCorp Shareholder Services, Inc., (the "Rights Agreement") dated December 13, 1996, (incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 1996.)

     3.4 Letter of Substitution of Rights Agent under Rights Agreement, dated June 7, 1997 (appointing ChaseMellon Shareholders Services, L.L.C. as successor rights agent) (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.)

     10.1 IBM Business Partner Agreement between the Company, IBM Corporation and Lotus Development Corporation, dated June 30, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.)

     10.2 Microsoft Large Account Reseller Agreement, dated January 1, 2000 between MSLI, GP and the Company, including Amendment No. 1 thereto, dated July 1, 2000.

     10.3      Intentionally omitted.

     10.4(a) Commercial Lease Agreement, dated May 1, 1990, between CIIF Associates II Limited Partnership and the Company (incorporated by reference to the Company's Registration Statement No. 33-40794 on Form S-1.)

     10.4(b) Amendment to Lease Agreement, dated March 31, 1995 between CIIF Associates II Limited Partnership and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

     10.4(c) Third Amendment to Lease Agreement, dated effective as of April 20, 1998 between CIIF Associates II Limited Partnership and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.)

     10.4(d) Fourth Amendment to Lease Agreement, dated effective as of October 1, 1998 between CIIF Associates II Limited Partnership and the Company (incorporated by reference to the Company's annual Report on Form 10-K for the fiscal year ended April 30, 1999.)

     10.5(a) Commercial Lease Agreement, dated as of April 19, 1993, between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

     10.5(b) Amendment #2 - Expansion Agreement to Lease Agreement, dated as of June 20, 1994 between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

     10.5(c) Third Amendment to Commercial Lease Agreement, dated effective April 1, 1995 between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

     10.5(d) Fourth Amendment to Commercial Lease Agreement, dated effective as of November 25, 1996 between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.)

     10.5(e) Fifth Amendment to Commercial Lease Agreement, dated effective as of March 9, 1998 between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.)

     10.6 Lease Agreement between Spokane Teachers Credit Union and Spectrum Integrated Services, Inc., d/b/a Software Spectrum, dated March 10, 2000.

     10.7 Lease Agreement, dated April 28, 2000 between Pretty M.T., L.P. and Spectrum Integrated Services, Inc. d/b/a Software Spectrum.

     10.8 Lease Agreement, dated April 26, 1996 by and between Beneficiaries of American National Bank Trust Number 104601-03 and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.)

     10.9 1989 Stock Option Plan of the Company, as amended (incorporated by reference to the Company's Registration Statement No. 33-40794 on Form S-1.)

     10.10 Software Spectrum, Inc. Amended and Restated Employee Stock Purchase Plan.

     10.11 The Software Spectrum, Inc. Amended and Restated 1993 Long Term Incentive Plan.

     10.12     Intentionally omitted.

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

     10.15 Third Amended and Restated Limited Waiver Agreement, dated December 15, 1999 between the Company and Private Capital Management, Inc.

     10.16 Amended and Restated Credit Agreement, dated March 11, 1998 among the Company, the Chase Manhattan Bank, as Administrative Agent, Chase Bank of Texas, National Association, as Collateral Agent and other participating financial institutions (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998.)

     10.17(a) The Software Spectrum, Inc. 1998 Long Term Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998.)

     10.17(b) Amendment No. 1 to the Software Spectrum, Inc. 1998 Long Term Incentive Plan.

     10.18(a) First Amendment to Amended and Restated Credit Agreement, dated as of August 15, 1998 among the Company, the Chase Manhattan Bank, as Administrative Agent, Chase Bank of Texas, National Association, as Collateral Agent, and other participating financial institutions (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998.)

     10.18(b) Second Amendment to Amended and Restated Credit Agreement, dated as of June 23, 1999 among the Company, the Chase Manhattan Bank, as Administrative Agent, Chase Bank of Texas, National Association, as Collateral Agent, and other participating financial institutions (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2000.)

     10.19 Lease Agreement, dated October 19, 1998 between Highwoods/Florida Holdings, L.P. and the Company, together with First Amendment thereto, dated April 16, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999.)

     10.20 Lease, dated February 28, 2000, between SDS Properties Liberty Lake L.L.C. and Spectrum Integrated Services, Inc, d/b/a Software Spectrum.

     21        Subsidiaries of the Company.

     23        Consent of Grant Thornton LLP, Independent Accountants

     24        Power of Attorney (included on the signature page of this Form
               10-K.)

     27(a)     Financial Data Schedule

     27(b) Restated Financial Data Schedule for the fiscal year ended April 30, 1999.

     27(c) Restated Financial Data Schedule for the fiscal year ended April 30, 1998.


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter ended April 30, 2000.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Report of Independent Certified Public Accountants                                                         F - 1

Financial Statements (Item 14(a) (1))

     Consolidated Balance Sheets as of April 30, 2000 and 1999                                             F - 2

     Consolidated Statements of Operations for the three years ended April 30, 2000                        F - 3

     Consolidated Statements of Shareholders' Equity for the three years ended April 30, 2000              F - 4

     Consolidated Statements of Cash Flows for the three years ended April 30, 2000                        F - 5

     Consolidated Statements of Comprehensive Income (Loss) for the three years ended April 30, 2000       F - 6

     Notes to Consolidated Financial Statements                                                            F - 7

Financial Statement Schedule (Item 14 (a) (2))

     Report of Independent Certified Public Accountants on Schedules                                       S - 1

     Schedule II - Valuation and Qualifying Accounts for the three years ended April 30, 2000              S - 2

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors

Software Spectrum, Inc.


We have audited the accompanying consolidated balance sheets of Software Spectrum, Inc. and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income (loss) for each of the three years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Software Spectrum, Inc. and subsidiaries as of April 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended April 30, 2000 in conformity with accounting principles generally accepted in the United States of America.





/s/  Grant Thornton LLP
----------------------------
     Grant Thornton LLP

Dallas, Texas
June 14, 2000   (except Note D, as to which
                the date is July 31, 2000)

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                     ASSETS

                                                                              April 30,
                                                                     ----------------------------
                                                                         2000            1999
                                                                     ------------    ------------
Current assets
    Cash and cash equivalents                                        $      5,652    $     20,084
    Trade accounts receivable, net of allowance for doubtful
     accounts of $2,767 in 2000 and $2,408 in 1999                        145,954         129,869
    Prepaid expenses                                                        1,031           1,476
    Net assets of discontinued operations                                  12,037          15,463
    Other current assets                                                    4,869             983
                                                                     ------------    ------------
       Total current assets                                               169,543         167,875

Furniture, equipment and leasehold improvements, at cost                   48,108          38,077
    Less accumulated depreciation and amortization                         27,301          20,408
                                                                     ------------    ------------
                                                                           20,807          17,669
Other assets, consisting primarily of goodwill, net of accumulated
    amortization of $9,819 in 2000 and $7,878 in 1999                      42,504          46,870
                                                                     ------------    ------------

                                                                     $    232,854    $    232,414
                                                                     ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                             $         63    $        763
    Trade accounts payable                                                135,410         134,041
    Other current liabilities                                              24,602          10,822
                                                                     ------------    ------------
       Total current liabilities                                          160,075         145,626

Long-term debt, less current maturities                                     7,800           7,863

Shareholders' equity
    Preferred stock, par value $.01; authorized, 1,000,000 shares;
     issued and outstanding, none                                              --              --
    Common stock, par value $.01; authorized, 20,000,000 shares;
     issued, 4,585,140 shares in 2000 and 4,491,542 shares in 1999             46              45
    Additional paid-in capital                                             42,292          40,833
    Retained earnings                                                      39,897          46,896
    Currency translation adjustments                                       (4,267)         (3,092)
                                                                     ------------    ------------
                                                                           77,968          84,682
    Less treasury stock at cost - 841,201 shares in 2000
     and 384,901 shares in 1999                                            12,989           5,757
                                                                     ------------    ------------
       Total shareholders' equity                                          64,979          78,925
                                                                     ------------    ------------

                                                                     $    232,854    $    232,414
                                                                     ============    ============



                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                         Year Ended April 30,
                                                             -----------------------------------------
                                                                 2000           1999           1998
                                                             -----------    -----------    -----------
Net sales
    Software services                                        $   935,873    $   833,667    $   830,792
    Support services                                              69,705         53,640         16,199
                                                             -----------    -----------    -----------
                                                               1,005,578        887,307        846,991
Cost of sales
    Software services                                            853,110        755,758        751,581
    Support services                                              54,251         37,146         11,193
                                                             -----------    -----------    -----------
                                                                 907,361        792,904        762,774
                                                             -----------    -----------    -----------
    Gross margin                                                  98,217         94,403         84,217

Selling, general and administrative expenses                      71,386         66,604         63,680
Write-off of Asia/Pacific goodwill                                 2,557             --             --
Depreciation and amortization                                     10,286          9,017          8,076
                                                             -----------    -----------    -----------
    Operating income                                              13,988         18,782         12,461
Interest expense (income)
    Interest expense                                               1,438          1,956          3,279
    Interest income                                                 (716)          (519)          (332)
                                                             -----------    -----------    -----------
                                                                     722          1,437          2,947
                                                             -----------    -----------    -----------
    Income before income taxes                                    13,266         17,345          9,514
Income tax expense                                                 6,580          6,591          4,309
                                                             -----------    -----------    -----------
    Income from continuing operations                              6,686         10,754          5,205

Discontinued operations
    Loss from operations of discontinued professional
       services business (net of applicable tax benefit)           5,729          4,623            718
    Loss on disposition of professional services business,
       including provision for operating losses during
       phase-out period (net of applicable tax benefit)            7,956             --             --
                                                             -----------    -----------    -----------
    Loss from discontinued operations                             13,685          4,623            718
                                                             -----------    -----------    -----------
    Net income (loss)                                        $    (6,999)   $     6,131    $     4,487
                                                             ===========    ===========    ===========

Earnings (loss) per share - basic
    Income from continuing operations                        $      1.70    $      2.53    $      1.21
                                                             ===========    ===========    ===========
    Net income (loss)                                        $     (1.78)   $      1.44    $      1.04
                                                             ===========    ===========    ===========
Earnings (loss) per share - diluted
    Income from continuing operations                        $      1.69    $      2.52    $      1.20
                                                             ===========    ===========    ===========
    Net income (loss)                                        $     (1.77)   $      1.43    $      1.03
                                                             ===========    ===========    ===========
Weighted average shares outstanding
    Basic                                                          3,934          4,244          4,318
                                                             ===========    ===========    ===========
    Diluted                                                        3,963          4,273          4,351
                                                             ===========    ===========    ===========


                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In thousands, except number of shares)

                                                         Common Stock          Additional
                                                 ---------------------------     Paid-in       Retained
                                                     Shares        Amount        Capital        Earnings
                                                 ------------   ------------   ------------   ------------
Balances at May 1, 1997                             4,363,523   $         44   $     39,040   $     36,278

Stock issued pursuant to employee
  benefit plans, including related
  tax benefit of $5                                    34,155             --            456             --

Purchase of treasury stock                                 --             --             --             --

Net income                                                 --             --             --          4,487

Currency translation adjustments                           --             --             --             --
                                                 ------------   ------------   ------------   ------------

Balances at April 30, 1998                          4,397,678             44         39,496         40,765

Stock issued pursuant to employee
  benefit plans, including related
  tax benefit of $105                                  93,864              1          1,337             --

Purchase of treasury stock                                 --             --             --             --

Net income                                                 --             --             --          6,131

Currency translation adjustments                           --             --             --             --
                                                 ------------   ------------   ------------   ------------

Balances at April 30, 1999                          4,491,542             45         40,833         46,896

Stock issued pursuant to employee
  benefit plans, including related
  tax benefit of $95                                   76,694              1          1,159             --

Stock issued in connection with acquisition
  of Comptroller Technology, Inc.                      16,904             --            300             --

Purchase of treasury stock                                 --             --             --             --

Net loss                                                   --             --             --         (6,999)

Currency translation adjustments                           --             --             --             --
                                                 ------------   ------------   ------------   ------------

Balances at April 30, 2000                          4,585,140   $         46   $     42,292   $     39,897
                                                 ============   ============   ============   ============


                                                  Currency              Treasury Stock
                                                 Translation     ----------------------------
                                                 Adjustments        Shares          Amount          Total
                                                 ------------    ------------    ------------    ------------
Balances at May 1, 1997                          $       (877)        (34,311)   $       (546)   $     73,939

Stock issued pursuant to employee
  benefit plans, including related
  tax benefit of $5                                        --              --              --             456

Purchase of treasury stock                                 --         (57,800)           (862)           (862)

Net income                                                 --              --              --           4,487

Currency translation adjustments                       (1,750)             --              --          (1,750)
                                                 ------------    ------------    ------------    ------------

Balances at April 30, 1998                             (2,627)        (92,111)         (1,408)         76,270

Stock issued pursuant to employee
  benefit plans, including related
  tax benefit of $105                                      --              --              --           1,338

Purchase of treasury stock                                 --        (292,790)         (4,349)         (4,349)

Net income                                                 --              --              --           6,131

Currency translation adjustments                         (465)             --              --            (465)
                                                 ------------    ------------    ------------    ------------

Balances at April 30, 1999                             (3,092)       (384,901)         (5,757)         78,925

Stock issued pursuant to employee
  benefit plans, including related
  tax benefit of $95                                       --              --              --           1,160

Stock issued in connection with acquisition
  of Comptroller Technology, Inc.                          --              --              --             300

Purchase of treasury stock                                 --        (456,300)         (7,232)         (7,232)

Net loss                                                   --              --              --          (6,999)

Currency translation adjustments                       (1,175)             --              --          (1,175)
                                                 ------------    ------------    ------------    ------------

Balances at April 30, 2000                       $     (4,267)       (841,201)   $    (12,989)   $     64,979
                                                 ============    ============    ============    ============




                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                                 Year Ended April 30,
                                                                                   ------------------------------------------------
                                                                                      2000               1999               1998
                                                                                   ----------         ----------         ----------
Operating activities
  Income from continuing operations                                                $    6,686         $   10,754         $    5,205
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities
       Provision for bad debts                                                          1,604              1,324              1,691
       Depreciation and amortization                                                   10,286              9,017              8,076
       Write-off of Asia/Pacific goodwill                                               2,557                 --                 --
       Deferred income taxes                                                              (29)             1,244               (190)
       Changes in operating assets and liabilities
          Trade accounts receivable                                                   (19,891)            27,717             (9,758)
          Inventories                                                                    (367)             4,183             13,705
          Prepaid expenses and other assets                                               959              1,074              4,690
          Trade accounts payable and other
             current liabilities                                                        6,405            (27,249)            16,210
                                                                                   ----------         ----------         ----------
  Net cash provided by operating activities                                             8,210             28,064             39,629
                                                                                   ----------         ----------         ----------

 Investing activities
  Purchase of furniture, equipment and
    leasehold improvements                                                            (10,701)            (8,250)            (7,296)
  Purchase of subsidiary, net of cash acquired                                         (1,916)                --                 --
                                                                                   ----------         ----------         ----------
  Net cash used in investing activities                                               (12,617)            (8,250)            (7,296)
                                                                                   ----------         ----------         ----------

 Financing activities
  Borrowings on long-term debt                                                        169,315            205,366            266,381
  Repayments of long-term debt                                                       (170,192)          (204,898)          (295,663)
  Proceeds from stock issuance, including tax benefit
    related to stock options exercised                                                  1,160              1,338                456
  Purchase of treasury stock                                                           (7,232)            (4,349)              (862)
                                                                                   ----------         ----------         ----------
  Net cash used in financing activities                                                (6,949)            (2,543)           (29,688)
                                                                                   ----------         ----------         ----------

 Effect of exchange rate changes on cash                                                 (722)              (499)              (382)
                                                                                   ----------         ----------         ----------

 Net cash provided by (used in) continuing operations                                 (12,078)            16,772              2,263
 Net cash used in discontinued operations                                              (2,354)            (3,817)            (2,574)
                                                                                   ----------         ----------         ----------

 Increase (decrease) in cash and cash equivalents                                     (14,432)            12,955               (311)
 Cash and cash equivalents at beginning of year                                        20,084              7,129              7,440
                                                                                   ----------         ----------         ----------
 Cash and cash equivalents at end of year                                          $    5,652         $   20,084         $    7,129
                                                                                   ==========         ==========         ==========

 Supplemental disclosure of cash paid during the year
  Income taxes                                                                     $    1,853         $    5,070         $    2,004
  Interest                                                                              1,132              1,673              3,730


                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)



                                                               Year Ended April 30,
                                                     ------------------------------------------
                                                       2000             1999             1998
                                                     --------         --------         --------
Net income (loss)                                    $ (6,999)        $  6,131         $  4,487
Currency translation adjustments                       (1,175)            (465)          (1,750)
                                                     --------         --------         --------
Comprehensive income (loss)                          $ (8,174)        $  5,666         $  2,737
                                                     ========         ========         ========


                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     The Company is a global business-to-business software services provider that delivers comprehensive information technology solutions to organizations throughout North America, Europe and Asia/Pacific. The Company sells personal computer ("PC") software through volume licensing and maintenance ("VLM") agreements, or right-to-copy arrangements, and full-packaged PC software products and provides technical support services to software publishers, Internet service providers and other organizations.

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

Goodwill

     Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses purchased and is amortized on the straight-line method over periods of up to 20 years.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

Valuation of Long-Lived Assets

     The Company periodically evaluates the carrying value of long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset's fair market value.

Internal-Use Software

     Effective May 1, 1999, the Company adopted the provisions of Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which revised the accounting for software development costs. Based on this accounting standard, certain internal-use software costs that were previously expensed are now capitalized when specific criteria are met. These costs are amortized on the straight-line method over the estimated useful lives of the software developed, up to five years. Adoption of this statement did not have a material impact on the Company's financial statements.

Foreign Currency Translation

     The functional currency for the Company's foreign subsidiaries is the applicable local currency. Assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of foreign subsidiaries are reflected in shareholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statements of operations.

Revenue Recognition

     The Company recognizes revenue from software sales at the time of product shipment, or in accordance with terms of licensing contracts. Revenue from maintenance contracts is recognized when invoiced, as the Company has no material costs associated with future performance under these contracts.

     Service revenue is recognized as the services are provided. Advance billings are recorded as deferred revenue.

Stock-Based Compensation

     The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the exercise price.

Earnings Per Share

     The Company computes basic earnings per share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

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

NOTE B - DISCONTINUED OPERATIONS

     In May 2000, the Company announced a plan to exit the professional services business. In accordance with this plan, 10 of the Company's 16 professional services sites were closed effective May 31, 2000. The Company has signed a non-binding letter of intent to sell its three Asia/Pacific offices and is actively negotiating the sale of its three remaining North American sites. The Company expects to complete its plan of disposition during the second quarter of fiscal 2001. The Company has recorded an estimated loss of $8.0 million on the disposition of the professional services business, including related tax benefits of $3.2 million. The pretax loss accrual and the related accrued tax benefit have been classified with other current liabilities and other current assets, respectively, in the Company's consolidated balance sheet.

     The financial data related to the professional services business is classified as discontinued operations for all periods presented.

     Operating results from discontinued operations were as follows:


                                                                        Year Ended
                                                                        April 30,
                                                     ------------------------------------------------
                                                        2000               1999               1998
                                                     ----------         ----------         ----------
Revenues                                             $   45,707         $   42,656         $   37,096
Loss before income taxes                                 (8,616)            (6,775)            (1,312)
Income tax benefit                                        2,887              2,152                594
Loss from discontinued operations                        (5,729)            (4,623)              (718)

     The net assets of discontinued operations were as follows:


                                                                                   April 30,
                                                                         -----------------------------
                                                                            2000               1999
                                                                         ----------         ----------
Accounts receivable, net                                                 $   11,051         $   12,845
Prepaid expenses and other current assets                                       317                440
Furniture, equipment and leasehold improvements, net                          3,244              4,369
Other assets                                                                    201              1,849
Trade accounts payable                                                         (187)              (312)
Other current liabilities                                                    (2,589)            (3,728)
                                                                         ----------         ----------
                                                                         $   12,037         $   15,463
                                                                         ==========         ==========

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE C - GOODWILL

     The Company periodically evaluates the carrying value of its long-lived assets when events and circumstances warrant such review. The Company's Asia/Pacific operations have not performed as expected, primarily in New Zealand, and, anticipating the planned exit of the Company's professional services operations in the region, the Company has determined that the anticipated future undiscounted cash flows from these operations do not support the carrying value of the related assets. Accordingly, a nondeductible charge of approximately $2.6 million was recorded against income from continuing operations in the fourth quarter of fiscal 2000 to write off goodwill associated with continuing operations in the region.

NOTE D - LONG-TERM DEBT

     Long-term debt consisted of (in thousands):


                                                       April 30,
                                                ------------------------
                                                  2000            1999
                                                --------        --------
Notes payable to foreign banks                  $  7,800        $  7,800
Other                                                 63             826
                                                --------        --------
                                                   7,863           8,626
Less current maturities                               63             763
                                                --------        --------
                                                $  7,800        $  7,863
                                                ========        ========

     The Company has a revolving credit facility (the "Facility") which permits the Company to borrow up to $100 million, subject to availability under its borrowing base. At April 30, 2000, $85 million was available under the Facility. The Facility, which expires in March 2002, bears interest at a variable rate (7.43% at April 30, 2000) and provides for an annual commitment fee equal to a variable percentage of the unused line of credit. The Facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, requires the Company to maintain certain financial covenants and ratios and places limitations on dividend payments, capital expenditures and certain other borrowings. Due to the estimated loss on disposition of the discontinued professional services business, the Company was not in compliance with Facility's financial covenants for net worth, net income or interest coverage at April 30, 2000. The lender has waived these covenants for the quarters ended April 30, 2000 and July 31, 2000 and amended the Facility to revise the future requirements and to permit the Company to sell its remaining professional services sites. The Company believes it will be in compliance with these covenants following July 31, 2000 and that no further waivers or amendments will be necessary.

     Certain of the Company's foreign subsidiaries have revolving credit facilities with local banks totaling $8 million. Borrowings bear interest at floating rates (approximately 6.39% at April 30, 2000) and are secured by letters of credit issued by the Company. The facilities expire in February and March 2001.

     Annual maturities of long-term debt are $63,000 and $7.8 million for the years ending April 30, 2001 and 2002, respectively.

NOTE E - INCOME TAXES

     The Company's provision (benefit) for income taxes is comprised of the following (in thousands):


                                            Federal           Foreign           State            Total
                                           ---------         ---------        ---------        ---------
Year ended April 30, 2000
     Current                               $   6,089         $      90        $     430        $   6,609
     Deferred                                   (103)               74               --              (29)
                                           ---------         ---------        ---------        ---------
                                           $   5,986         $     164        $     430        $   6,580
                                           =========         =========        =========        =========

Year ended April 30, 1999
     Current                               $   4,884         $     170        $     293        $   5,347
     Deferred                                    605               639               --            1,244
                                           ---------         ---------        ---------        ---------
                                           $   5,489         $     809        $     293        $   6,591
                                           =========         =========        =========        =========

Year ended April 30, 1998
     Current                               $   3,687         $     400        $     412        $   4,499
     Deferred                                   (282)               92               --             (190)
                                           ---------         ---------        ---------        ---------
                                           $   3,405         $     492        $     412        $   4,309
                                           =========         =========        =========        =========

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE E - INCOME TAXES (CONTINUED)

     A reconciliation of income tax expense from continuing operations using the statutory federal income tax rate of 34% to the actual income tax expense from continuing operations follows (in thousands):


                                                                              Year Ended
                                                                              April 30,
                                                               ----------------------------------------
                                                                 2000            1999            1998
                                                               --------        --------        --------
Income tax at statutory rate                                   $  4,510        $  5,897        $  3,235

State and local income
  taxes, net of federal benefit                                     284             193             272

Differences between foreign and U.S. tax rates,
  including foreign losses without tax benefits                     540             159             474

Nondeductible goodwill amortization and write-off                   987             134             165

Other                                                               259             208             163
                                                               --------        --------        --------
Income tax expense                                             $  6,580        $  6,591        $  4,309
                                                               ========        ========        ========


     Deferred tax assets and liabilities as of April 30, 2000 and 1999, which are included in other assets and other current assets, consist of the following (in thousands):


                                                             April 30,
                                                     -------------------------
                                                       2000             1999
                                                     --------         --------
Accounts receivable                                  $    317         $    291

Accrued expenses                                        2,910              524

Foreign net operating loss carryforwards                  896              153

Other                                                      42              177
                                                     --------         --------

    Deferred tax assets                                 4,165            1,145
                                                     --------         --------

Depreciation and amortization                            (459)            (517)

Other                                                     (57)              (2)
                                                     --------         --------

    Deferred tax liabilities                             (516)            (519)
                                                     --------         --------

Valuation allowance                                      (896)              --
                                                     --------         --------
                                                     $  2,753         $    626
                                                     ========         ========


     At April 30, 2000, the Company's foreign subsidiaries had net operating loss carryforwards of approximately $4.4 million. Utilization of these carryforwards is limited to income of the respective subsidiaries; accordingly, a valuation allowance has been provided.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE F - EMPLOYEE BENEFIT PLANS

     In July 1989, the Company adopted the 1989 Stock Option Plan, under which non-incentive stock options were granted. In August 1993, the shareholders approved the adoption of the 1993 Long Term Incentive Plan and the Company then ceased granting new options under the 1989 Stock Option Plan. In September 1998, the shareholders approved the adoption of the 1998 Long Term Incentive Plan. Under the terms of the 1998 Long Term Incentive Plan, awards may be granted in the form of incentive or non-qualified stock options, restricted shares of common stock, or units valued on the basis of Company performance. Stock options are granted at the quoted market price of the Company's stock at the date of grant, become exercisable over periods of up to five years and expire on various dates from 2000 through 2005. At April 30, 2000, 230,250 and 86,070 shares of common stock were reserved for future grant under the 1998 and 1993 Long Term Incentive Plans, respectively.

     The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, for employee stock options and continues to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for recording stock options granted. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted subsequent to March 31, 1995, consistent with the methodology prescribed by SFAS 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                       Year Ended
                                                                        April 30,
                                                     -----------------------------------------------
                                                        2000               1999              1998
                                                     ----------         ----------        ----------
Net income (loss) - as reported                      $   (6,999)        $    6,131        $    4,487

Net income (loss) - pro forma                            (7,654)             5,646             4,069

Earnings (loss) per share - as reported
    Basic                                                 (1.78)              1.44              1.04
    Diluted                                               (1.77)              1.43              1.03
Earnings (loss) per share - pro forma
    Basic                                                 (1.95)              1.33               .94
    Diluted                                               (1.93)              1.32               .94

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2000, 1999 and 1998, respectively: dividend yield of 0% for all periods; volatility of 68%, 49% and 45%; risk-free interest rates of 5.73%, 5.75% and 6.2% and expected lives of four years for all periods. The weighted average fair values of options granted were $8.79, $8.34 and $5.76 per share during fiscal 2000, 1999 and 1998, respectively.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE F - EMPLOYEE BENEFIT PLANS (CONTINUED)

     Option activity for the three years ended April 2000 is summarized as follows:


                                          Number of Shares         Weighted Average
                                         Underlying Options         Exercise Price
                                         ------------------        ----------------
Outstanding at May 1, 1997                    483,540                 $  20.34
Granted                                       222,000                    13.48
Exercised                                      (2,600)                   12.34
Canceled/forfeited                           (220,000)                   21.48
                                             --------
Outstanding at April 30, 1998                 482,940                    16.65
Granted                                       174,850                    18.69
Exercised                                     (53,800)                   13.06
Canceled/forfeited                            (80,900)                   18.99
                                             --------
Outstanding at April 30, 1999                 523,090                    17.28
Granted                                       195,950                    15.70
Exercised                                     (36,460)                   14.76
Canceled/forfeited                           (110,630)                   21.68
                                             --------
Outstanding at April 30, 2000                 571,950                    16.05
                                             ========


Exercisable at April 30, 1998                 211,650                    18.84
                                             ========

Exercisable at April 30, 1999                 208,430                    18.37
                                             ========

Exercisable at April 30, 2000                 197,590                    15.57
                                             ========


     Further information regarding options outstanding and options exercisable at April 30, 2000 is summarized below:


                                                    Options Outstanding                     Options Exercisable
                                      ----------------------------------------------    -------------------------
                                                         Weighted         Weighted                       Weighted
                                        Number            Average          Average         Number         Average
                  Range of                of             Remaining        Exercise           of          Exercise
               Exercise Prices          Shares             Life             Price          Shares          Price
           ----------------------     -----------    ----------------    -----------    -----------     ---------
           $    10.00  to   15.00         162,080          2.82          $     12.90         96,700     $   12.75
                15.01  to   20.00         308,550          4.08                16.10         74,740         16.93
                20.01  to   25.00          95,320          4.08                20.58         20,150         20.82
                25.01  to   30.00           6,000          1.37                26.25          6,000         26.25
           ----------------------     -----------         -----          -----------    -----------     ---------
           $    10.00  to   30.00         571,950          3.69          $     16.05        197,590     $   15.57
           ======================     ===========         =====          ===========    ===========     =========

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE F - EMPLOYEE BENEFIT PLANS (CONTINUED)

     In July 1992, the Company approved an Employee Stock Purchase Plan which allows eligible employees to purchase shares of common stock through payroll deductions. The shares can be purchased at an amount equal to 85% of the fair market value of the common stock on the exercise date. The plan provides for a series of monthly offerings, with an exercise date of the 15th of each month. Each employee may purchase up to $15,000 of fair market value of common stock per calendar year, limited to 10% of a participant's compensation. At April 30, 2000, a total of 17,000 shares of common stock were reserved for issuance under the plan. For the years ended April 30, 2000, 1999 and 1998, 39,088, 40,196 and 30,929 shares, respectively, were issued under the plan.

         The Company's employee savings plan covers all employees who are 19 years of age or older and have six months of service with the Company. The plan allows participants to make voluntary pre-tax contributions, which are partially matched by the Company, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employer contributions to the plan are at the discretion of the Board of Directors and are reduced by forfeited contributions. The Company's contributions to the plan for the years ended April 30, 2000, 1999 and 1998, net of reductions for forfeitures, were $306,000, $320,000 and $202,000, respectively.

NOTE G - EARNINGS PER SHARE

     The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options that were not included in the computation of diluted earnings per share because their effect would be antidilutive totaled approximately 293,000, 293,000 and 119,000 shares for the years ended April 30, 2000, 1999 and 1998, respectively.


                                                                                        Year Ended
                                                                                         April 30,
                                                                         ----------------------------------------
                                                                           2000            1999            1998
                                                                         --------        --------        --------
Income from continuing operations                                        $  6,686        $ 10,754        $  5,205
                                                                         --------        --------        --------
Loss from discontinued operations                                        $(13,685)       $ (4,623)       $   (718)
                                                                         --------        --------        --------
Weighted average shares outstanding (basic)                                 3,934           4,244           4,318
Effect of dilutive employee and director stock options                         29              29              33
                                                                         --------        --------        --------
Weighted average shares outstanding (diluted)                               3,963           4,273           4,351
                                                                         --------        --------        --------
Earnings per share from continuing operations (basic)                    $   1.70        $   2.53        $   1.21
                                                                         ========        ========        ========
Earnings per share from continuing operations (diluted)                  $   1.69        $   2.52        $   1.20
                                                                         ========        ========        ========
Loss per share from discontinued operations (basic)                      $  (3.48)       $  (1.09)       $   (.17)
                                                                         ========        ========        ========
Loss per share from discontinued operations (diluted)                    $  (3.46)       $  (1.08)       $   (.17)
                                                                         ========        ========        ========

NOTE H - LEASES

     The Company leases various office facilities as well as certain office and computer equipment under leases classified as operating leases. Future minimum rental payments under all long-term, noncancelable operating leases at April 30, 2000 are as follows (in thousands):


Year Ending April 30:
---------------------
       2001                                                                                              $  4,251
       2002                                                                                                 4,856
       2003                                                                                                 5,021
       2004                                                                                                 5,042
       2005                                                                                                 3,685
       Thereafter                                                                                           8,098
                                                                                                        ---------
                                                                                                           30,953
       Less sublease receivable                                                                               369
                                                                                                        ---------
                                                                                                        $  30,584
                                                                                                        =========

     Rent expense for operating leases totaled $3.7 million, $2.6 million and $2.4 million for fiscal 2000, 1999 and 1998, respectively.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE I - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

     The Company's reportable segments are strategic business units that offer diverse products and services. The Company has two reportable segments: software services and support services. The software services segment sells PC software applications through volume licensing and maintenance agreements and full-packaged PC software products. The support services segment provides fee-based telephone and Internet support services to software publishers, Internet service providers and other organizations.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income or loss from operations prior to allocation of corporate overhead. Unallocated corporate overhead includes the costs of the Company's corporate functions, such as accounting, human resources, credit and information systems, as well as the compensation of the Company's officers. Information for the Company's reportable segments for the years ended April 30, 2000, 1999 and 1998 is presented below (in thousands). Note that the Company does not allocate expenditures for assets on a segment basis for internal management reporting and, therefore, such information is not presented.

                                                             Year Ended
                                                              April 30,
                                           -----------------------------------------------
                                               2000             1999             1998
                                           -----------       -----------       -----------
Net sales
    Software services                      $   935,873       $   833,667       $   830,792
    Support services                            69,705            53,640            16,199
                                           -----------       -----------       -----------
                                           $ 1,005,578       $   887,307       $   846,991
                                           ===========       ===========       ===========

Operating income
    Software services                      $    50,042       $    44,855       $    38,697
    Support services                             3,374             6,613             1,285
    Unallocated corporate overhead             (39,428)          (32,686)          (27,521)
                                           -----------       -----------       -----------
                                           $    13,988       $    18,782       $    12,461
                                           ===========       ===========       ===========

Depreciation and amortization
    Software services                      $       969       $     1,078       $       873
    Support services                             3,428             2,351               562
    Unallocated corporate overhead               5,889             5,588             6,641
                                           -----------       -----------       -----------
                                           $    10,286       $     9,017       $     8,076
                                           ===========       ===========       ===========

Assets
    Software services                      $   140,705       $   126,472
    Support services                            19,766            13,756
    Unallocated corporate assets                60,346            76,723
    Assets of discontinued operations           12,037            15,463
                                           -----------       -----------
                                           $   232,854       $   232,414
                                           ===========       ===========

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE I - BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

     Information regarding foreign operations for the years ended April 30, 2000, 1999 and 1998 follows (in thousands). Sales are attributed to countries based upon the location of the customer.

                                       Year Ended
                                        April 30,
                       ------------------------------------------
                          2000            1999            1998
                       ----------      ----------      ----------
Net sales
   United States       $  832,957      $  736,583      $  726,779
   Foreign                172,621         150,724         120,212
                       ----------      ----------      ----------
                       $1,005,578      $  887,307      $  846,991
                       ==========      ==========      ==========
Long-lived assets
   United States       $   58,486      $   54,768
   Foreign                  3,843           7,425
                       ----------      ----------
                       $   62,329      $   62,193
                       ==========      ==========

NOTE J -- CUSTOMER RELATIONSHIP MANAGEMENT BUSINESS

     On September 2, 1999, the Company acquired all of the outstanding shares of common stock of Comptroller Technology, Inc., d/b/a Quinn, Reeder and Associates, a privately held technology company which specializes in providing customer relationship management solutions. The purchase price was $2.3 million, including cash of $2.0 million and the issuance of 16,904 shares of the Company's common stock. In addition, the purchase agreement provides for the payment of additional cash consideration during the three years following the closing date if certain earnings targets are met. The acquisition was accounted for using the purchase method of accounting. The operating results of the acquired business have been included in the consolidated statements of operations from the date of acquisition. Pro forma operating results, giving effect to the acquisition as though it had occurred at the beginning of fiscal 1998, are not presented because they are not materially different than the Company's actual results.

NOTE K -- CONTINGENCY

     In March 2000, the Company received notice from the Internal Revenue Service ("IRS") alleging a tax deficiency for the year ended March 31, 1996. The amount of the income adjustment asserted in the notice is approximately $1.3 million. The Company believes that the IRS' position with respect to this matter is without merit and intends to contest vigorously any attempt by the IRS to assert a tax deficiency for the period in question. The Company does not believe that the resolution of this matter will have a material effect on its results of operations, financial position or cash flows.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE L - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the unaudited quarterly financial data for the years ended April 30, 2000 and 1999 (in thousands, except per share amounts):

                                                                       Quarter Ended
                                     -------------------------------------------------------------------------------------
                                                    Fiscal 2000                                Fiscal 1999
                                     -----------------------------------------   -----------------------------------------
                                     April 30,   Jan. 31,  Oct. 31,   July 31,   April 30,  Jan. 31,   Oct. 31,   July 31,
                                      2000(3)      2000      1999       1999       1999       1999       1998       1998
                                     ---------  ---------  --------   --------   --------   --------   --------   --------
Net sales(1)                         $247,223   $302,828   $227,124   $228,403   $231,442   $251,378   $189,549   $214,938
Gross margin(1)                        22,822     28,878     22,856     23,661     24,380     25,413     22,958     21,652
Income (loss) from continuing
  operations(2)                        (1,109)     4,087      1,775      1,933      2,577      3,638      2,204      2,335
Loss from discontinued
  operations                          (10,196)    (1,912)    (1,091)      (486)    (1,145)    (1,527)      (916)    (1,035)
Net income (loss)                     (11,305)     2,175        684      1,447      1,432      2,111      1,288      1,300
Earnings (loss) per share - basic
     Income (loss) from
       continuing operations             (.30)      1.06        .44        .47        .61        .86        .52        .54
     Loss from discontinued
       operations                       (2.72)      (.50)      (.27)      (.12)      (.27)      (.36)      (.22)      (.24)
     Net income (loss)                  (3.02)       .56        .17        .35        .34        .50        .30        .30
Earnings (loss) per share - diluted
     Income (loss) from
       continuing operations             (.30)      1.02        .44        .47        .61        .85        .52        .54
     Loss from discontinued
       operations                       (2.72)      (.48)      (.27)      (.12)      (.27)      (.36)      (.22)      (.24)
     Net income (loss)                  (3.02)       .54        .17        .35        .34        .49        .30        .30


(1) The net sales and gross margin numbers have been reclassified to reflect the decision to discontinue the Company's professional services operations. The reclassification had no impact on net income or earnings per share.

(2) Income (loss) from continuing operations for the quarter ended April 30, 2000 includes a charge of $2.6 million, or $.68 per share, to write off goodwill related to the Company's Asia/Pacific operations, primarily New Zealand.

(3) Loss from discontinued operations for the quarter ended April 30, 2000 includes the estimated loss on disposition of the Company's professional services operations of $8.0 million, or $2.12 per share.

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS that each of Software Spectrum, Inc., a Texas corporation, and the undersigned directors and officers of Software Spectrum, Inc., hereby constitutes and appoints Judy C. Odom its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to this Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOFTWARE SPECTRUM, INC.



                                      By:  /s/ Judy C. Odom
                                          --------------------------------------
                                               Judy C. Odom, Chairman and
                                               Chief Executive Officer


Date: July 31, 2000

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


              Signature                                   Title                                    Date
              ---------                                   -----                                    ----

/s/ Judy C. Odom                            Chief Executive Officer and                       July 31, 2000
------------------------------------        Chairman of the Board
    Judy C. Odom                            (Principal Executive Officer)

/s/ Keith R. Coogan                         President, Chief Operating Officer                July 31, 2000
------------------------------------        and Director
    Keith R. Coogan


/s/ James W. Brown                          Vice President and Chief Financial Officer        July 31, 2000
------------------------------------        (Principal Financial Officer and
    James W. Brown                          Principal Accounting Officer)


/s/ Mellon C. Baird                         Director                                          July 31, 2000
------------------------------------
    Mellon C. Baird


/s/ Brian N. Dickie                         Director                                          July 31, 2000
------------------------------------
    Brian N. Dickie


/s/ Carl S. Ledbetter                       Director                                          July 31, 2000
------------------------------------
    Carl S. Ledbetter


/s/ Frank Tindle                            Director                                          July 31, 2000
------------------------------------
    Frank Tindle

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES


Shareholders and Board of Directors
Software Spectrum, Inc.

In connection with our audit of the consolidated financial statements of Software Spectrum, Inc. and subsidiaries referred to in our report dated June 14, 2000, we have also audited Schedule II for each of the three years in the period ended April 30, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/  Grant Thornton LLP
---------------------------
     Grant Thornton LLP


Dallas, Texas
June 14, 2000

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                         DEDUCTIONS/
                                       BALANCE AT       CHARGED TO       WRITE-OFFS         BALANCE
                                       BEGINNING        COSTS AND          NET OF           AT END
                                        OF YEAR         EXPENSES         RECOVERIES         OF YEAR
                                      -----------      -----------      ------------      -----------

Allowance for Doubtful Accounts:

   Year ended April 30, 2000:         $ 2,408,000      $ 1,604,000      $(1,245,000)      $ 2,767,000

   Year ended April 30, 1999:           3,009,000        1,324,000       (1,925,000)        2,408,000

   Year ended April 30, 1998:           2,318,000        1,691,000       (1,000,000)        3,009,000





Inventory Valuation Account:

   Year ended April 30, 2000:         $    36,000      $   612,000      $  (422,000)      $   226,000

   Year ended April 30, 1999:           2,189,000          801,000       (2,954,000)           36,000

   Year ended April 30, 1998:           1,903,000        2,158,000       (1,872,000)        2,189,000

                               INDEX TO EXHIBITS


EXHIBIT
  NO.            DESCRIPTION
-------          -----------

  3.1(a) Restated Articles of Incorporation of the Company, filed with the Secretary of State of Texas on May 12, 1989, as amended
                 (incorporated by reference to the Company's Registration
                 Statement No. 33-40794 on Form S-1.)

  3.1(b)         Statement of Designation of Series A Junior Participating
                 Preferred Stock (incorporated by reference to the Company's
                 Current Report on Form 8-K dated December 13, 1996.)

  3.1(c) Articles of Amendment to Restated Articles of Incorporation, filed with the Secretary of State of Texas on November 25, 1996
                 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.)

  3.1(d) Statement of Cancellation of Treasury Shares, filed with the Secretary of State of Texas on March 21, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.)

  3.2(a) Restated Bylaws of the Company, as amended (incorporated by reference to the Company's Registration Statement No. 33-40794 on Form S-1.)

  3.2(b)         Articles of Amendment to Article 8 of the Company's Amended and
                 Restated Bylaws effective September 17, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998.)

  3.3            Rights Agreement between the Company and KeyCorp Shareholder
                 Services, Inc., (the "Rights Agreement") dated December 13,
                 1996, (incorporated by reference to the Company's Current
                 Report on Form 8-K dated December 13, 1996.)

  3.4 Letter of Substitution of Rights Agent under Rights Agreement, dated June 7, 1997 (appointing ChaseMellon Shareholders
                 Services, L.L.C. as successor rights agent) (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.)

  10.1           IBM Business Partner Agreement between the Company, IBM
                 Corporation and Lotus Development Corporation, dated June 30,
                 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.)

  10.2           Microsoft Large Account Reseller Agreement, dated January 1,
                 2000 between MSLI, GP and the Company, including Amendment No.
                 1 thereto, dated July 1, 2000.

  10.3           Intentionally omitted.

  10.4(a)        Commercial Lease Agreement, dated May 1, 1990, between CIIF
                 Associates II Limited Partnership and the Company (incorporated by reference to the Company's Registration Statement No.
                 33-40794 on Form S-1.)

  10.4(b)        Amendment to Lease Agreement, dated March 31, 1995 between CIIF
                 Associates II Limited Partnership and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

  10.4(c)        Third Amendment to Lease Agreement, dated effective as of April
                 20, 1998 between CIIF Associates II Limited Partnership and the
                 Company (incorporated by reference to the Company's Annual
                 Report on Form 10-K for the fiscal year ended April 30, 1998.)

  10.4(d) Fourth Amendment to Lease Agreement, dated effective as of October 1, 1998 between CIIF Associates II Limited Partnership and the Company (incorporated by reference to the Company's
                 Annual Report on Form 10-K for the fiscal year ended April 30, 1999.)

  10.5(a)        Commercial Lease Agreement, dated as of April 19, 1993, between
                 Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                 March 31, 1993.)

  10.5(b) Amendment #2 - Expansion Agreement to Lease Agreement, dated as of June 20, 1994 between Kancro, L.P. and the Company
                 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

  10.5(c)        Third Amendment to Commercial Lease Agreement, dated effective
                 April 1, 1995 between Kancro, L.P. and the Company
                 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

  10.5(d) Fourth Amendment to Commercial Lease Agreement, dated effective as November 25, 1996 between Kancro, L.P. and the Company
                 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997.)

  10.5(e) Fifth Amendment to Commercial Lease Agreement, dated effective as of March 9, 1998 between Kancro, L.P. and the Company
                 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.)

  10.6           Lease Agreement between Spokane Teachers Credit Union and
                 Spectrum Integrated Services, Inc. d/b/a Software Spectrum, dated March 10, 2000.

  10.7           Lease Agreement, dated April 28, 2000 between Pretty M.T., L.P.
                 and Spectrum Integrated Services, Inc. d/b/a Software Spectrum.

  10.8           Lease Agreement, dated April 26, 1996 by and between
                 Beneficiaries of American National Bank Trust Number 104601-03 and the Company (incorporated by reference to the Company's
                 Annual Report on Form 10-K for the fiscal year ended March 31, 1996.)

  10.9 1989 Stock Option Plan of the Company, as amended (incorporated by reference to the Company's Registration Statement No.
                 33-40794 on Form S-1.)

  10.10          Software Spectrum, Inc. Amended and Restated Employee Stock
                 Purchase Plan.

  10.11          The Software Spectrum, Inc. Amended and Restated 1993 Long Term
                 Incentive Plan.

  10.12          Intentionally omitted.

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

  10.15          Third Amended and Restated Limited Waiver Agreement, dated
                 December 15, 1999 between the Company and Private Capital
                 Management, Inc.

  10.16 Amended and Restated Credit Agreement, dated March 11, 1998 among the Company, the Chase Manhattan Bank, as Administrative
                 Agent, Chase Bank of Texas, National Association, as Collateral
                 Agent and other participating financial institutions
                 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998.)

  10.17(a)       The Software Spectrum, Inc. 1998 Long Term Incentive Plan
                 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998.)

  10.17(b)       Amendment No. 1 to the Software Spectrum, Inc. 1998 Long Term
                 Incentive Plan.

  10.18(a) First Amendment to Amended and Restated Credit Agreement, dated as of August 15, 1998 among the Company, the Chase Manhattan
                 Bank, as Administrative Agent, Chase Bank of Texas, National
                 Association, as Collateral Agent, and other participating financial institutions (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998.)

  10.18(b) Second Amendment to Amended and Restated Credit Agreement, dated as of June 23, 1999 among the Company, the Chase
                 Manhattan Bank, as Administrative Agent, Chase Bank of Texas,
                 National Association, as Collateral Agent, and other participating financial institutions (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2000.)

  10.19          Lease Agreement, dated October 19, 1998 between
                 Highwoods/Florida Holdings, L.P. and the Company, together with First Amendment thereto, dated April 16, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999.)

  10.20          Lease, dated February 28, 2000, between SDS Properties Liberty
                 Lake L.L.C. and Spectrum Integrated Services, Inc. d/b/a
                 Software Spectrum.

  21             Subsidiaries of the Company.

  23             Consent of Grant Thornton LLP, Independent Accountants

  24             Power of Attorney (included on the signature page of this Form
                 10-K.)

  27(a)          Financial Data Schedule

  27(b)          Restated Financial Data Schedule for the fiscal year ended
                 April 30, 1999.

  27(c)          Restated Financial Data Schedule for the fiscal year ended
                 April 30, 1998.