Form 10-Q
period 2000-07-31
SOFTWARE SPECTRUM INC
filed 2000-09-14
CIK 875173

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                    FORM 10-Q



Mark One     Quarterly Report Pursuant to Section 13 or 15(d) of the
   [X]                     Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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

     At September 8, 2000, the Registrant had outstanding 3,552,916 shares of its Common Stock, par value $.01 per share.


================================================================================

                                      INDEX


                                                                              PAGE
PART I.   FINANCIAL INFORMATION                                              NUMBER

Item 1.   Consolidated Financial Statements

              Consolidated Balance Sheets at July 31, 2000
                       and April 30, 2000                                       1

              Consolidated Statements of Income for the
                       Three Months Ended
                       July 31, 2000 and 1999                                   2

              Consolidated Statements of Cash Flows
                       for the Three Months Ended
                       July 31, 2000 and 1999                                   3

              Notes to Consolidated Financial Statements                        4


Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                         6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk            9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                     10

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                     ASSETS
                                                                               July 31,       April 30,
                                                                                 2000            2000
                                                                               ---------      ---------
                                                                              (Unaudited)
Current assets
    Cash and cash equivalents                                                  $   4,666      $   5,652
    Trade accounts receivable, net of allowance for doubtful
       accounts of  $2,688 at July 31 and $2,767 at April 30                     138,698        145,954
    Prepaid expenses                                                               1,524          1,031
    Net assets of discontinued operations                                          8,318         12,037
    Other current assets                                                           4,554          4,869
                                                                               ---------      ---------
       Total current assets                                                      157,760        169,543

Furniture, equipment and leasehold improvements, at cost                          50,535         48,108
    Less accumulated depreciation and amortization                                28,967         27,301
                                                                               ---------      ---------
                                                                                  21,568         20,807
Other assets, consisting primarily of goodwill, net of accumulated
    amortization of $10,463 at July 31 and $9,819 at April 30                     41,652         42,504
                                                                               ---------      ---------

                                                                               $ 220,980      $ 232,854
                                                                               =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                                       $      --      $      63
    Trade accounts payable                                                       127,704        135,410
    Other current liabilities                                                     14,413         24,602
                                                                               ---------      ---------
       Total current liabilities                                                 142,117        160,075

Long-term debt, less current maturities                                           13,800          7,800

Shareholders' equity
    Preferred stock, par value $.01; authorized, 1,000,000 shares;
      issued and outstanding, none                                                    --             --
    Common stock, par value $.01; authorized, 20,000,000 shares;
      issued, 4,594,294 shares at July 31 and 4,585,140 shares at April 30            46             46
    Additional paid-in capital                                                    42,415         42,292
    Retained earnings                                                             40,273         39,897
    Currency translation adjustments                                              (3,517)        (4,267)
                                                                               ---------      ---------
                                                                                  79,217         77,968
    Less treasury stock at cost - 912,801 shares at July 31
      and 841,201 shares at April 30                                              14,154         12,989
                                                                               ---------      ---------
       Total shareholders' equity                                                 65,063         64,979
                                                                               ---------      ---------

                                                                               $ 220,980      $ 232,854
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

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                                  Three Months Ended
                                                                        July 31,
                                                               ------------------------
                                                                 2000           1999
                                                               ---------      ---------
Net sales

    Software services                                          $ 248,470      $ 214,998
    Support services                                              15,429         13,405
                                                               ---------      ---------
                                                                 263,899        228,403
                                                               ---------      ---------
Cost of sales
    Software services                                            229,070        193,675
    Support services                                              12,029         11,067
                                                               ---------      ---------
                                                                 241,099        204,742
                                                               ---------      ---------
    Gross margin                                                  22,800         23,661

Selling, general and administrative expenses                      19,516         18,003
Depreciation and amortization                                      2,570          2,341
                                                               ---------      ---------
    Operating income                                                 714          3,317

Interest expense (income)
    Interest expense                                                 359            250
    Interest income                                                 (283)          (189)
                                                               ---------      ---------
                                                                      76             61
                                                               ---------      ---------

    Income before income taxes                                       638          3,256

Income tax expense                                                   262          1,323
                                                               ---------      ---------

Income from continuing operations                                    376          1,933

Loss from operations of discontinued professional services
       business (net of applicable tax benefit)                       --            486
                                                               ---------      ---------

    Net income                                                 $     376      $   1,447
                                                               =========      =========

Earnings per share - basic and diluted
    Income from continuing operations                          $    0.10      $    0.47
                                                               =========      =========
    Net income                                                 $    0.10      $    0.35
                                                               =========      =========

Weighted average shares outstanding
    Basic                                                          3,721          4,108
                                                               =========      =========
    Diluted                                                        3,740          4,124
                                                               =========      =========


                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                      Three Months Ended
                                                                           July 31,
                                                                    ----------------------
                                                                      2000          1999
                                                                    --------      --------
Operating activities
  Income from continuing operations                                 $    376      $  1,933
  Adjustments to reconcile income from continuing operations to net cash used in operating activities
       Provision for bad debts                                           227           588
       Depreciation and amortization                                   2,570         2,341
       Changes in operating assets and liabilities
          Trade accounts receivable                                    7,076        (9,568)
          Prepaid expenses and other assets                             (735)          397
          Trade accounts payable and other
             current liabilities                                     (15,065)       (2,534)
                                                                    --------      --------
  Net cash used in operating activities                               (5,551)       (6,843)
                                                                    --------      --------

 Investing activities
  Purchase of furniture, equipment and
    leasehold improvements                                            (2,677)       (2,886)
                                                                    --------      --------
  Net cash used in investing activities                               (2,677)       (2,886)
                                                                    --------      --------

 Financing activities
  Borrowings on long-term debt                                        38,765        24,930
  Repayments of long-term debt                                       (32,828)      (22,432)
  Proceeds from stock issuance                                           123           164
  Purchase of treasury stock                                          (1,165)         (243)
                                                                    --------      --------
  Net cash provided by financing activities                            4,895         2,419
                                                                    --------      --------

 Effect of exchange rate changes on cash                                 592            32
                                                                    --------      --------

 Net cash used in continuing operations                               (2,741)       (7,278)
 Net cash provided by (used in) discontinued operations                1,755        (2,647)
                                                                    --------      --------

 Decrease in cash and cash equivalents                                  (986)       (9,925)
 Cash and cash equivalents at beginning of year                        5,652        20,084
                                                                    --------      --------
 Cash and cash equivalents at end of year                           $  4,666      $ 10,159
                                                                    ========      ========

 Supplemental disclosure of cash paid during the year
  Income taxes                                                      $     62      $    498
  Interest                                                               315           177


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

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of July 31, 2000 and the consolidated results of operations and consolidated cash flows for the three months ended July 31, 2000 and 1999 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended April 30, 2000, included in the Company's 2000 Annual Report on Form 10-K.

NOTE B -- DISCONTINUED OPERATIONS

In May 2000, the Company announced a plan to exit the professional services business. In accordance with this plan, 10 of the Company's 16 professional services sites were closed effective May 31, 2000. The Company sold its three Asia/Pacific sites, excluding accounts receivable, effective July 31, 2000 for approximately $725,000 and its three remaining North American sites effective August 31, 2000.

The financial data related to the professional services business is classified as discontinued operations for all periods presented.

The loss from discontinued operations for the three months ended July 31, 1999 included revenues of $13.4 million and an income tax benefit of $274,000.

The net assets of discontinued operations were as follows:

                                                         July 31,      April 30,
                                                           2000          2000
                                                         --------      --------
Accounts receivable, net                                 $  7,099      $ 11,051
Prepaid expenses and other current assets                     195           317
Furniture, equipment and leasehold improvements, net        3,021         3,244
Other assets                                                  199           201
Trade accounts payable                                        (89)         (187)
Other current liabilities                                  (2,107)       (2,589)
                                                         --------      --------
                                                         $  8,318      $ 12,037
                                                         ========      ========

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE C -- OTHER COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):


                                     Three Months Ended
                                          July 31,
                                     -------------------
                                      2000        1999
                                     -------     -------
Net income                           $   376     $ 1,447
Currency translation adjustments         750        (130)
                                     -------     -------
    Comprehensive income             $ 1,126     $ 1,317
                                     =======     =======

NOTE D -- EARNINGS PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options that were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares totaled approximately 171,000 and 391,000 shares for the three months ended July 31, 2000 and 1999, respectively.

                                                                      Three Months Ended
                                                                           July 31,
                                                                      -------------------
                                                                       2000        1999
                                                                      -------     -------
Income from continuing operations                                     $   376     $ 1,933
                                                                      =======     =======

Loss from discontinued operations                                     $    --     $  (486)
                                                                      =======     =======

Weighted average shares outstanding - basic                             3,721       4,108
Effect of dilutive employee and director stock options                     19          16
                                                                      -------     -------
Weighted average shares outstanding - diluted                           3,740       4,124
                                                                      -------     -------

Earnings per share from continuing operations - basic and diluted     $  0.10     $  0.47
                                                                      =======     =======
Loss per share from discontinued operations  - basic and diluted      $    --     $ (0.12)
                                                                      =======     =======

NOTE E -- BUSINESS SEGMENTS

Information for the Company's reportable segments for the three months ended July 31, 2000 and 1999 is presented below (in thousands):

                                          Three Months Ended
                                               July 31,
                                       ------------------------
                                          2000           1999
                                       ---------      ---------
Net sales
    Software services                  $ 248,470      $ 214,998
    Support services                      15,429         13,405
                                       ---------      ---------
                                       $ 263,899      $ 228,403
                                       =========      =========

Operating income (loss)
    Software services                  $  10,723      $  12,948
    Support services                        (165)          (158)
    Unallocated corporate overhead        (9,844)        (9,473)
                                       ---------      ---------
                                       $     714      $   3,317
                                       =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a global business-to-business software services provider that delivers comprehensive information technology solutions to organizations throughout North America, Europe and Asia/Pacific. The Company sells personal computer ("PC") software through volume licensing and maintenance ("VLM") agreements or right-to-copy arrangements, and full-packaged PC software products. In addition, the Company provides technical support services to software publishers, Internet service providers and other organizations.

In May 2000, the Company announced a plan to exit the professional services business. In accordance with this plan, 10 of the Company's 16 professional services sites were closed effective May 31, 2000. The Company sold its three Asia/Pacific sites effective July 31, 2000 and its three remaining North American sites effective August 31, 2000. The financial data related to the professional services business is classified as discontinued operations for all periods presented.

The following table sets forth certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales.

                                                 Three Months Ended
                                                      July 31,
                                                 ------------------
                                                  2000        1999
                                                 ------      ------
Net sales                                         100.0%      100.0%

Cost of sales                                      91.4        89.6
                                                 ------      ------

    Gross margin                                    8.6        10.4

Selling, general and administrative expenses        7.4         7.9

Depreciation and amortization                       0.9         1.0
                                                 ------      ------

    Operating income                                0.3         1.5

Interest expense, net                               0.1         0.1
                                                 ------      ------

    Income before income taxes                      0.2         1.4

Income tax expense                                  0.1         0.6
                                                 ------      ------

    Income from continuing operations               0.1%        0.8%
                                                 ======      ======


NET SALES

Software sales for the three months ended July 31, 2000 increased approximately 16% over those for the three months ended July 31, 1999 primarily due to increased VLM sales in North America. Sales of software through VLM agreements represented approximately 86% of software sales for the three months ended July 31, 2000 compared to approximately 85% for the three months ended July 31, 1999.

For the three months ended July 31, 2000, support services revenues increased by 15% as compared to the three months ended July 31, 1999. The increase was attributable to increased business in the Company's Tampa call center, which opened in June 1999. Support services represented approximately 6% of the Company's overall sales for the three months ended July 31, 2000 and July 31, 1999 and generated approximately 15% and 10%, respectively, of the Company's gross margin dollars. The Company expects that the percentage of gross margin dollars provided by support services will increase as the Company continues to develop and expand this aspect of its business.

The Company believes future increases in sales will depend upon its ability to maintain and increase its customer base, to develop and expand its support services and to capitalize on continued growth in desktop technology markets around the world.

INTERNATIONAL OPERATIONS

For the three months ended July 31, 2000, sales outside of North America increased 11% to $40 million, as compared to $36 million for the three months ended July 31, 1999. Sales in Europe increased 19% to $17 million for the three months ended July 31, 2000, while sales in Asia/Pacific increased 6% to $23 million during the same period.

For the three months ended July 31, 2000 and July 31, 1999, fluctuations in foreign currencies reduced operating income by approximately $290,000 and $419,000, respectively.

GROSS MARGIN

Overall gross margin as a percentage of net sales was 8.6% for the three months ended July 31, 2000, as compared to 10.4% for the comparable period of the prior year. The decrease in overall gross margin as a percentage of net sales is due to lower gross margins on software sales. For the three months ended July 31, 2000, gross margin on the sale of PC software decreased to 7.8%, as compared to 9.9% for the three months ended July 31, 1999, primarily due to price competition and decreased financial incentives received from suppliers.

The Company generally realizes lower gross margins as a percentage of net sales on sales of software through VLM agreements, as compared to sales of full-packaged software products. Therefore, the Company believes that gross margin percentages on sales of software may decline if the volume of software product sales by the Company through VLM agreements, particularly enterprise-wide agreements, continues or if publishers respond to continued market pressures by reducing financial incentives to resellers. This potential decrease in product gross margin percentages may be partially offset by anticipated increases in gross margin dollars generated by support services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses include the costs of the Company's sales and marketing organization as well as purchasing and corporate administrative costs. For the three months ended July 31, 2000, SG&A expenses, as a percentage of net sales, decreased to 7.4%, as compared to 7.9% for the three months ended July 31, 1999. The decrease is due to operating efficiencies realized in the product services area due to increased sales and more frequent use of the Company's electronic offerings. The Company remains focused on controlling operating costs in both of its business lines.

DEPRECIATION AND AMORTIZATION

The increase in depreciation and amortization for the three months ended July 31, 2000, as compared to the three months ended July 31, 1999, reflects additional depreciation on the higher level of fixed assets utilized in the Company's support services business in fiscal 2001.

INCOME TAX EXPENSE

The Company's effective tax rate was approximately 41% for both the three months ended July 31, 2000 and 1999.

OPERATING INCOME

Operating income for the three months ended July 31, 2000 was $714,000, compared to $3.3 million for the three months ended July 31, 1999. The decrease in operating income is primarily due to the reduced gross margin percentage on software sales.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2000, the Company had approximately $5 million in cash and cash equivalents and had $13.8 million outstanding under its $100 million revolving credit facility. The credit facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, permits the Company to borrow up to $100 million, subject to availability under its borrowing base. As of July 31, 2000, the Company had approximately $56 million of additional borrowing availability under its credit facility. The facility expires in March 2002.

The decrease in trade accounts receivable and trade accounts payable from April 30, 2000 to July 31, 2000 is due to lower sales in the final month of the quarter. At July 31, 2000 and April 30, 2000, accounts receivable represented approximately 51 and 48 days of historical sales, respectively.

For the three months ended July 31, 2000, the Company's operating activities used $5.6 million of cash compared to $6.8 million of cash used in operations during the three months ended July 31, 1999. The decrease in cash used in operations is primarily due to the timing of certain payments to the Company's vendors and the timing of the collection of a few large receivables offset by the reduction in income from continuing operations.

The increase in furniture, equipment and leasehold improvements from April 30, 2000 to July 31, 2000 reflects approximately $2.7 million of capital expenditures related primarily to the ongoing investment in the Company's computer systems and support services facilities.

The Company expects that its cash requirements for fiscal 2001 will be satisfied from cash flow from operations and borrowings under its credit facility.

In 1997, the Company implemented a stock repurchase program which allows for the purchase of the Company's Common Stock from time to time in the open market or through privately negotiated transactions. The Company funds such purchases with cash or borrowings under the Company's credit facility. As of September 8, 2000 the Company had repurchased 991,800 shares of Common Stock, fully utilizing the $15 million authorized to-date under the stock repurchase program.


EURO CURRENCY ISSUES

On January 1, 1999, eleven of the fifteen member countries of the European Union introduced a common legal currency called the Euro, which is intended to replace the currently existing currencies of the participating countries by January 2002. The Company does not believe that use of the Euro has or will materially impact its financial condition, operating results or use of derivative instruments.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Other than statements of historical fact, this Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements of the Company that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include future market trends, expectations concerning the Company's growth, estimates regarding the economy and the software industry in general, key performance indicators that impact the Company, statements regarding market risk and statements included in the Euro Currency discussion above. In developing any forward-looking statements, the Company makes a number of assumptions, including expectations for continued market growth, supplier relationships, anticipated revenue and gross margin levels, and cost savings and efficiencies that include the ability of the Company to develop electronic strategies. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. The Company's ability to continue to grow product sales, develop its support services business and improve operational efficiencies will be key to its success in the future. If the industry's or the Company's performance differs materially from these assumptions or estimates, Software Spectrum's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company's report on Form 10-K for the fiscal year ended April 30, 2000 contains certain cautionary statements under "Forward-Looking Information" that identify factors that could cause the Company's actual results to differ materially from those in the forward-looking statements in this discussion. All forward-looking statements in this discussion are expressly qualified in their entirety by the cautionary statements in this paragraph and under "Forward-Looking Information" in the Company's Form 10-K.

INFLATION

The Company believes that inflation has not had a material impact on its operations or liquidity to date.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended July 31, 2000 does not differ materially from that discussed in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended April 30, 2000.

PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 10.18(c) - Consent, Waiver and Third Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2000 among the Company, the Chase Manhattan Bank, as Administrative Agent, Chase Bank of Texas, National Association, as Collateral Agent, and other participating financial institutions.

          Exhibit 27(a) - Financial Data Schedule

          Exhibit 27(b) - Restated Financial Data Schedule for the three months ended July 31, 1999

          Exhibit 27(c) - Restated Financial Data Schedule for the three months ended July 31, 1998

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the three month period ended July 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SOFTWARE SPECTRUM, INC.



Date: September 14, 2000      By: /s/ James W. Brown
                                 -----------------------------------------------
                                 James W. Brown
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.18(c)       Consent, Waiver and Third Amendment to Amended and Restated
               Credit Agreement, dated as of July 31, 2000 among the Company, the Chase Manhattan Bank, as Administrative Agent, Chase Bank of
               Texas, National Association, as Collateral Agent, and other participating financial institutions.

  27(a)        Financial Data Schedule

  27(b)        Restated Financial Data Schedule for the three months ended July
               31, 1999

  27(c)        Restated Financial Data Schedule for the three months ended July
               31, 1998