Form 10-Q
period 2000-10-31
SOFTWARE SPECTRUM INC
filed 2000-12-15
CIK 875173

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                    FORM 10-Q

Mark One     Quarterly Report Pursuant to Section 13 or 15(d) of the
  [X]                    Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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


         Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At December 8, 2000, the Registrant had outstanding 3,411,089 shares of its Common Stock, par value $.01 per share.

================================================================================

                                      INDEX


                                                                                               PAGE
                                                                                              NUMBER
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                      Consolidated Balance Sheets at October 31, 2000
                           and April 30, 2000                                                   1

                      Consolidated Statements of Operations for the
                           Three and Six Months Ended October 31, 2000 and 1999                 2

                      Consolidated Statements of Cash Flows for the
                           Six Months Ended October 31, 2000 and 1999                           3

                      Notes to Consolidated Financial Statements                                4


Item 2.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                     7

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                   10


PART II.          OTHER INFORMATION


Item 4.           Submission of Matters to Vote of Security Holders                            11

Item 6.           Exhibits and Reports on Form 8-K                                             11

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                     ASSETS

                                                                                  October 31,      April 30,
                                                                                     2000            2000
                                                                                  -----------      ---------
                                                                                  (Unaudited)
Current assets
    Cash and cash equivalents                                                      $   6,568       $   5,652
    Trade accounts receivable, net of allowance for doubtful
       accounts of  $2,815 at October 31 and $2,767 at April 30                      130,885         145,954
    Prepaid expenses                                                                   1,475           1,031
    Net assets of discontinued operations                                              1,186          12,037
    Other current assets                                                               2,802           4,869
                                                                                   ---------       ---------
       Total current assets                                                          142,916         169,543

Furniture, equipment and leasehold improvements, at cost                              51,546          48,108
    Less accumulated depreciation and amortization                                    30,679          27,301
                                                                                   ---------       ---------
                                                                                      20,867          20,807
Other assets, consisting primarily of goodwill, net of accumulated
    amortization of $11,080 at October 31 and $9,819 at April 30                      40,718          42,504
                                                                                   ---------       ---------

                                                                                   $ 204,501       $ 232,854
                                                                                   =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                                           $      --       $      63
    Trade accounts payable                                                           115,265         135,410
    Other current liabilities                                                         10,675          24,602
                                                                                   ---------       ---------
       Total current liabilities                                                     125,940         160,075

Long-term debt, less current maturities                                               19,450           7,800

Shareholders' equity
    Preferred stock, par value $.01; authorized, 1,000,000 shares;
      issued and outstanding, none                                                        --              --
    Common stock, par value $.01; authorized, 20,000,000 shares;
      issued, 4,602,814 shares at October 31 and 4,585,140 shares at April 30             46              46
    Additional paid-in capital                                                        42,493          42,292
    Retained earnings                                                                 38,927          39,897
    Currency translation adjustments                                                  (4,780)         (4,267)
                                                                                   ---------       ---------
                                                                                      76,686          77,968
    Less treasury stock at cost - 1,193,801 shares at October 31
      and 841,201 shares at April 30                                                  17,575          12,989
                                                                                   ---------       ---------
       Total shareholders' equity                                                     59,111          64,979
                                                                                   ---------       ---------

                                                                                   $ 204,501       $ 232,854
                                                                                   =========       =========


                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                             Three Months Ended               Six Months Ended
                                                                  October 31,                    October 31,
                                                          -------------------------       -------------------------
                                                             2000            1999            2000            1999
                                                          ---------       ---------       ---------       ---------
Net sales
    Software services                                     $ 231,985       $ 211,401       $ 480,455       $ 426,399
    Support services                                         14,030          15,723          29,459          29,128
                                                          ---------       ---------       ---------       ---------
                                                            246,015         227,124         509,914         455,527
                                                          ---------       ---------       ---------       ---------
Cost of sales
    Software services                                       213,126         191,891         442,196         385,566
    Support services                                         11,419          12,377          23,448          23,444
                                                          ---------       ---------       ---------       ---------
                                                            224,545         204,268         465,644         409,010
                                                          ---------       ---------       ---------       ---------
    Gross margin                                             21,470          22,856          44,270          46,517

Selling, general and administrative expenses                 20,308          17,288          39,824          35,291
Depreciation and amortization                                 2,578           2,510           5,148           4,851
                                                          ---------       ---------       ---------       ---------
    Operating income (loss)                                  (1,416)          3,058            (702)          6,375

Interest expense (income)
    Interest expense                                            427             262             786             512
    Interest income                                            (260)           (195)           (543)           (384)
                                                          ---------       ---------       ---------       ---------
                                                                167              67             243             128
                                                          ---------       ---------       ---------       ---------

    Income (loss) before income taxes                        (1,583)          2,991            (945)          6,247

Income tax expense (benefit)                                   (702)          1,216            (440)          2,539
                                                          ---------       ---------       ---------       ---------

Income (loss) from continuing operations                       (881)          1,775            (505)          3,708

Loss from operations of discontinued professional
   services business (net of applicable tax benefit)             --           1,091              --           1,577

Loss on disposition of discontinued professional
   services business (net of applicable tax benefit)            465              --             465              --
                                                          ---------       ---------       ---------       ---------

Loss from discontinued operations                               465           1,091             465           1,577
                                                          ---------       ---------       ---------       ---------

    Net income (loss)                                     $  (1,346)      $     684       $    (970)      $   2,131
                                                          =========       =========       =========       =========

Earnings (loss) per share - basic and diluted
    Income (loss) from continuing operations              $   (0.25)      $    0.44       $   (0.14)      $    0.91
                                                          =========       =========       =========       =========
    Net income (loss)                                     $   (0.38)      $    0.17       $   (0.27)      $    0.52
                                                          =========       =========       =========       =========

Weighted average shares outstanding
    Basic                                                     3,523           4,029           3,622           4,068
                                                          =========       =========       =========       =========
    Diluted                                                   3,523           4,054           3,622           4,089
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

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                               Six Months Ended
                                                                                  October 31,
                                                                            -----------------------
                                                                              2000           1999
                                                                            --------       --------
Operating activities
  Income (loss) from continuing operations                                  $   (505)      $  3,708
  Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities
       Provision for bad debts                                                   591            864
       Depreciation and amortization                                           5,148          4,851
       Changes in operating assets and liabilities
          Trade accounts receivable                                           12,712         (9,778)
          Prepaid expenses and other assets                                    2,063            473
          Trade accounts payable and other
             current liabilities                                             (31,672)       (19,661)
                                                                            --------       --------
  Net cash used in operating activities                                      (11,663)       (19,543)
                                                                            --------       --------

 Investing activities
  Purchase of subsidiary, net of cash acquired                                    --         (1,916)
  Purchase of furniture, equipment and
    leasehold improvements                                                    (4,030)        (5,329)
                                                                            --------       --------
  Net cash used in investing activities                                       (4,030)        (7,245)
                                                                            --------       --------

 Financing activities
  Borrowings on long-term debt                                                92,050         53,875
  Repayments of long-term debt                                               (80,463)       (37,774)
  Proceeds from stock issuance                                                   201            364
  Purchase of treasury stock                                                  (4,585)        (2,949)
                                                                            --------       --------
  Net cash provided by financing activities                                    7,203         13,516
                                                                            --------       --------

 Effect of exchange rate changes on cash                                        (508)           604
                                                                            --------       --------

 Net cash used in continuing operations                                       (8,998)       (12,668)
 Net cash provided by (used in) discontinued operations                        9,914         (1,074)
                                                                            --------       --------

 Increase (decrease) in cash and cash equivalents                                916        (13,742)
 Cash and cash equivalents at beginning of period                              5,652         20,084
                                                                            --------       --------
 Cash and cash equivalents at end of period                                 $  6,568       $  6,342
                                                                            ========       ========

 Supplemental disclosure of cash paid during the period
  Income taxes                                                              $  1,583       $  1,846
  Interest                                                                       560            359


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

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of October 31, 2000, the consolidated results of operations for the three and six months ended October 31, 2000 and 1999 and the consolidated cash flows for the six months ended October 31, 2000 and 1999 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE B -- DISCONTINUED OPERATIONS

In May 2000, the Company announced a plan to exit the professional services business. In accordance with this plan, 10 of the Company's 16 professional services sites were closed effective May 31, 2000. The Company sold its three Asia/Pacific sites, excluding accounts receivable, effective July 31, 2000 for approximately $725,000 and its three remaining North American sites effective August 31, 2000 for approximately $1.4 million. The Company recorded an additional loss of $465,000, including tax benefits of $221,000, during the quarter ended October 31, 2000, primarily related to customer collection issues and real estate lease termination costs.

The financial data related to the professional services business is classified as discontinued operations for all periods presented.

The loss from discontinued operations for the three and six months ended October 31, 1999 included revenues of $12.1 million and $25.5 million and income tax benefits of $722,000 and $996,000, respectively.

The net assets of discontinued operations were as follows:

                                                           October 31,       April 30,
                                                              2000             2000
                                                           -----------       ---------
Accounts receivable, net                                    $  2,102         $ 11,051
Prepaid expenses and other current assets                         --              317
Furniture, equipment and leasehold improvements, net              --            3,244
Other assets                                                      --              201
Trade accounts payable                                           (10)            (187)
Other current liabilities                                       (906)          (2,589)
                                                            --------         --------
                                                            $  1,186         $ 12,037
                                                            ========         ========

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C -- OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

                                           Three Months Ended             Six Months Ended
                                              October 31,                     October 31,
                                        -----------------------         -----------------------
                                          2000            1999            2000            1999
                                        -------         -------         -------         -------
Net income (loss)                       $(1,346)        $   684         $  (970)        $ 2,131
Currency translation adjustments         (1,263)           (196)           (513)           (326)
                                        -------         -------         -------         -------
    Comprehensive income (loss)         $(2,609)        $   488         $(1,483)        $ 1,805
                                        =======         =======         =======         =======

NOTE D -- EARNINGS (LOSS) PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings (loss) per share. Outstanding options that were not included in the computation of diluted earnings (loss) per share because their effect would be antidilutive totaled approximately 665,000 and 639,000 shares for the three and six months ended October 31, 2000 and 215,000 and 303,000 shares for the three and six months ended October 31, 1999, respectively.

                                                   Three Months Ended         Six Months Ended
                                                       October 31,               October 31,
                                                  --------------------      --------------------
                                                    2000         1999         2000         1999
                                                  -------      -------      -------      -------
Income (loss) from continuing operations          $  (881)     $ 1,775      $  (505)     $ 3,708
                                                  =======      =======      =======      =======

Loss from discontinued operations                 $  (465)     $(1,091)     $  (465)     $(1,577)
                                                  =======      =======      =======      =======

Weighted average shares outstanding - basic         3,523        4,029        3,622        4,068
Effect of dilutive employee and director
   stock options                                       --           25           --           21
                                                  -------      -------      -------      -------
Weighted average shares outstanding - diluted       3,523        4,054        3,622        4,089
                                                  -------      -------      -------      -------

Earnings (loss) per share from continuing
   operations - basic and diluted                 $ (0.25)     $  0.44      $ (0.14)     $  0.91
                                                  =======      =======      =======      =======
Loss per share from discontinued
   operations - basic and diluted                 $ (0.13)     $ (0.27)     $ (0.13)     $ (0.39)
                                                  =======      =======      =======      =======

NOTE E -- BUSINESS SEGMENTS

Information for the Company's reportable segments for the three and six months ended October 31, 2000 and 1999 is presented below (in thousands):

                                          Three Months Ended             Six Months Ended
                                              October 31,                   October 31,
                                       ------------------------      ------------------------
                                          2000           1999           2000           1999
                                       ---------      ---------      ---------      ---------
Net sales
    Software services                  $ 231,985      $ 211,401      $ 480,455      $ 426,399
    Support services                      14,030         15,723         29,459         29,128
                                       ---------      ---------      ---------      ---------
                                       $ 246,015      $ 227,124      $ 509,914      $ 455,527
                                       =========      =========      =========      =========
Operating income (loss)
    Software services                  $   9,896      $  12,204      $  20,619      $  25,152
    Support services                      (1,600)           276         (1,765)           118
    Unallocated corporate overhead        (9,712)        (9,422)       (19,556)       (18,895)
                                       ---------      ---------      ---------      ---------
                                       $  (1,416)     $   3,058      $    (702)     $   6,375
                                       =========      =========      =========      =========

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F -- LONG-TERM DEBT

The Company has a revolving credit facility (the "Facility") which permits the Company to borrow up to $100 million, subject to availability under its borrowing base. The Facility requires the Company to maintain certain financial covenants and ratios. The Company was not in compliance with the Facility's minimum net worth covenant as of October 31, 2000. The lenders have waived compliance with this covenant and have amended the Facility to replace this covenant with a financial ratio requirement for future periods. The Company believes it will be in compliance with its debt covenants following this amendment and does not anticipate that further waivers or amendments will be necessary.

NOTE G -- SUBSEQUENT EVENT

On December 6, 2000, the Company sold all of the outstanding stock of its customer relationship management ("CRM") subsidiary for approximately $6.1 million, consisting of $750,000 in cash and the remainder in shares of common stock of the acquirer, a publicly traded corporation. Concurrent with the sale, Software Spectrum also extinguished certain contingent purchase obligations to the former owners of the CRM business. At the closing date, the fair value of the net proceeds from the sale approximated the Company's investment in the CRM business.

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

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales.

                                                  Three Months Ended        Six Months Ended
                                                      October 31,              October 31,
                                                 -------------------      -------------------
                                                  2000         1999        2000         1999
                                                 ------       ------      ------       ------
Net sales                                         100.0%       100.0%      100.0%       100.0%

Cost of sales                                      91.3         89.9        91.3         89.8
                                                 ------       ------      ------       ------

    Gross margin                                    8.7         10.1         8.7         10.2

Selling, general and administrative expenses        8.3          7.7         7.8          7.7

Depreciation and amortization                       1.0          1.1         1.0          1.1
                                                 ------       ------      ------       ------

    Operating income (loss)                        (0.6)         1.3        (0.1)         1.4

Interest expense, net                               0.1           --         0.1           --
                                                 ------       ------      ------       ------

    Income (loss) before income taxes              (0.7)         1.3        (0.2)         1.4

Income tax expense (benefit)                       (0.3)         0.5        (0.1)         0.6
                                                 ------       ------      ------       ------

    Income (loss) from continuing operations       (0.4)%        0.8%       (0.1)%        0.8%
                                                 ======       ======      ======       ======


NET SALES

Software sales for the three and six months ended October 31, 2000 increased approximately 10% and 13% over those for the three and six months ended October 31, 1999, primarily due to increased sales in North America and Europe. Sales of software through VLM agreements represented approximately 84% and 85% of software sales for the three and six months ended October 31, 2000 compared to approximately 85% for both the three and six months ended October 31, 1999.

For the three months ended October 31, 2000, support services revenues decreased by 11% as compared to the three months ended October 31, 1999, primarily due to lower revenues in the Company's Garland call center. The decline was attributable to actions by one of the Company's largest customers to decrease call volumes on many of its products, leading to a reduction and realignment of support services provided for that customer by third parties. Support services revenues increased approximately 1% for the six months ended October 31, 2000 compared to the six months ended October 31, 1999. Increased business in the Company's Tampa call center, which opened in June 1999, offset the decline in business in the Garland call center. Support services represented approximately 6% of the Company's overall sales for both the three and six months ended October 31, 2000 as compared to 7% and 6% for the three and six months ended October 31, 1999. Such revenue generated approximately 12% and 14%, respectively, of the Company's gross margin dollars during the three and six months ended October 31, 2000.

The Company believes future increases in sales will depend upon its ability to maintain and increase its customer base, to develop and expand its support services and to capitalize on continued growth in desktop technology markets around the world.

INTERNATIONAL OPERATIONS

For the three and six months ended October 31, 2000, sales outside of North America increased 26% and 15%, to $29 million and $69 million, respectively, as compared to $23 million and $60 million for the three and six months ended October 31, 1999.

Sales in Europe increased 40% and 29% to $18 million and $35 million for the three and six months ended October 31, 2000. Sales in Asia/Pacific increased 3% and 5% to $11 million and $34 million during the same periods.

For the three months ended October 31, 2000 and October 31, 1999, fluctuations in foreign currencies increased operating income by approximately $301,000 and $174,000, respectively. Fluctuations in foreign currencies did not have a material impact on operating income for the six months ended October 31, 2000 and October 31, 1999.

GROSS MARGIN

Overall gross margin as a percentage of net sales was 8.7% for both the three and six months ended October 31, 2000, as compared to 10.1% and 10.2% for the comparable periods of the prior year. The decrease in overall gross margin as a percentage of net sales is primarily due to lower gross margins on software sales. For the three and six months ended October 31, 2000, gross margin on the sale of PC software decreased to 8.1% and 8.0% as compared to 9.2% and 9.6% for the three and six months ended October 31, 1999, primarily due to price competition and decreased financial incentives received from suppliers. In addition, gross margins in support services for the three and six months ended October 31, 2000 were negatively impacted by a $560,000 nonrecurring charge for employee termination costs related to the decline in business in the Garland call center.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses include the costs of the Company's sales and marketing organization as well as purchasing and corporate administrative costs. For the three and six months ended October 31, 2000, SG&A expenses, as a percentage of net sales, increased to 8.3% and 7.8%, as compared to 7.7% for both the three and six months ended October 31, 1999. SG&A expenses for the quarter ended October 31, 2000 include a nonrecurring charge of $730,000 relating to excess facilities due to the decline in the support services business. Without this nonrecurring charge, SG&A expenses, as a percentage of net sales, for the three and six months ended October 31, 2000 would have been 8.0% and 7.7%, respectively. The remaining increase in the quarter ended October 31, 2000 is primarily due to the Company's decision to expand its product services sales force in order to increase product sales. The Company remains focused on controlling operating costs in both of its business lines.

DEPRECIATION AND AMORTIZATION

The increase in depreciation and amortization for the three and six months ended October 31, 2000, as compared to the three and six months ended October 31, 1999, reflects depreciation on enhancements to the Company's computer systems and additional depreciation on the higher level of fixed assets utilized in the Company's support services business in fiscal 2001.

INCOME TAX EXPENSE

The Company's effective tax rate was approximately 44% and 47% for the three and six months ended October 31, 2000 as compared to 41% for both the three and six months ended October 31, 1999.

OPERATING INCOME

Operating loss for the three and six months ended October 31, 2000 was $881,000 and $505,000, respectively, compared to operating income of $1.8 million and $3.7 million, respectively, for the three and six months ended October 31, 1999. The decrease in operating income is primarily due to reduced gross margin percentages on software sales and the $1.3 million of nonrecurring charges related to the support services business.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2000, the Company had approximately $6.6 million in cash and cash equivalents and had $19.5 million outstanding under its $100 million revolving credit facility (the "Facility"). The Facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, permits the Company to borrow up to $100 million, subject to availability under its borrowing base. As of October 31, 2000, the Company had approximately $51.6 million of additional borrowing availability under its credit facility. The Facility expires in March 2002.

The Facility requires the Company to maintain certain financial covenants and ratios. The Company was not in compliance with the Facility's minimum net worth covenant as of October 31, 2000. The lenders have waived compliance with this covenant and have amended the Facility to replace this covenant with a financial ratio requirement for future periods. The Company believes it will be in compliance with its debt covenants following this amendment and does not anticipate that further waivers or amendments will be necessary.

The decrease in trade accounts receivable and trade accounts payable from April 30, 2000 to October 31, 2000 is due to the timing of sales throughout the respective quarters. At October 31, 2000 and April 30, 2000, accounts receivable represented approximately 50 and 48 days of historical sales, respectively.

For the six months ended October 31, 2000, the Company's operating activities used $11.7 million of cash compared to $19.5 million of cash used in operations during the six months ended October 31, 1999. The decrease in cash used in operations is primarily due to the timing of certain payments to the Company's vendors and the timing of the collection of a few large receivables offset by the reduction in income from continuing operations.

The increase in furniture, equipment and leasehold improvements from April 30, 2000 to October 31, 2000 reflects approximately $4 million of capital expenditures related primarily to the ongoing investment in the Company's computer systems and support services facilities.

The Company expects that its cash requirements for fiscal 2001 will be satisfied from cash flow from operations and borrowings under its credit facility.

In 1997, the Company implemented a stock repurchase program which allows for the purchase of the Company's Common Stock from time to time in the open market or through privately negotiated transactions. The Company funds such purchases with cash or borrowings under the Company's credit facility. As of December 8, 2000, the Company had repurchased 991,800 shares of Common Stock, for a total of $15 million, under the stock repurchase program. In addition, in September 2000, the Company repurchased 150,000 shares of its Common Stock for $1.8 million in a privately negotiated transaction. In November 2000, the Company's Board of Directors approved a new plan allowing the repurchase of up to an additional $5 million of the Company's Common Stock.

On December 6, 2000, the Company sold all of the outstanding stock of its customer relationship management ("CRM") subsidiary for approximately $6.1 million, consisting of $750,000 in cash and the remainder in shares of common stock of the acquirer, a publicly traded corporation. Concurrent with the sale, Software Spectrum also extinguished certain contingent purchase obligations to the former owners of the CRM business. At the closing date, the fair value of the net proceeds from the sale approximated the Company's investment in the CRM business. The sale is not expected to significantly impact the Company's future revenues or earnings.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and six months ended October 31, 2000 does not differ materially from that discussed in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended April 30, 2000.

PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On September 21, 2000, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, Judy C. Odom and Frank Tindle were elected as directors to serve three-year terms expiring at the Company's Annual Meeting of Shareholders to be held in the Year 2003. In addition, Amendment No. 1 to the Company's Amended and Restated Employee Stock Purchase Plan, which increased the number of shares of common stock reserved for purchase by eligible employees by 150,000 shares, was approved.

The following table sets forth the number of shares of Common Stock that were voted for or against or abstained from each matter.

                                                                 For             Against          Abstained
                                                                 ---             -------          ---------
Election of Judy C. Odom to the Board of Directors            2,980,995               --            50,008

Election of Frank Tindle to the Board of Directors            2,982,175               --            48,828

Adoption of Amendment No. 1 to the Company's
   Amended and Restated Employee Stock Purchase Plan          2,835,078          188,194             7,731


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

              Exhibit 10.13 - Management Continuity Agreement ("Continuity Agreement") between the Company and James W. Brown, dated March 1, 1998, together with schedule identifying additional executive officers that are parties to Continuity Agreements.

              Exhibit 10.18(d) - Waiver and Fourth Amendment to Amended and Restated Credit Agreement, dated as of December 12, 2000 among the Company, the Chase Manhattan Bank, as a Bank, as Administrative Agent and as Collateral Agent, and other participating financial institutions.

              Exhibit 27(a) - Financial Data Schedule

              Exhibit 27(b) - Restated Financial Data Schedule for the six months ended October 31, 1999

              Exhibit 27(c) - Restated Financial Data Schedule for the six months ended October 31, 1998

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the three month period ended October 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SOFTWARE SPECTRUM, INC.



Date:  December 15, 2000      By: /s/ James W. Brown
                                  ----------------------------------------------
                                      James W. Brown
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.13          Management Continuity Agreement ("Continuity Agreement") between the Company and James W. Brown, dated March 1, 1998, together with schedule identifying additional executive officers that are parties to Continuity Agreements.

10.18(d)       Waiver and Fourth Amendment to Amended and Restated Credit
               Agreement, dated as of December 12, 2000 among the Company, the Chase Manhattan Bank, as a Bank, as Administrative Agent and as
               Collateral Agent, and other participating financial institutions.

27(a)          Financial Data Schedule

27(b)          Restated Financial Data Schedule for the six months ended October
               31, 1999

27(c)          Restated Financial Data Schedule for the six months ended October
               31, 1998