Form 10-Q
period 2001-01-31
SOFTWARE SPECTRUM INC
filed 2001-03-16
CIK 875173

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                    FORM 10-Q



Mark One         Quarterly Report Pursuant to Section 13 or 15(d) of the
 [X]                      Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

                                       OR

 [ ]            Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the transition period from _____ to _____.

                         Commission file number 0-19349

                             SOFTWARE SPECTRUM, INC.
             (Exact name of registrant as specified in its charter)

              Texas                                     75-1878002
--------------------------------------      ------------------------------------
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

     At March 9, 2001, the Registrant had outstanding 3,313,120 shares of its Common Stock, par value $.01 per share.


================================================================================

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                      INDEX



PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                      Consolidated Balance Sheets at January 31, 2001
                           and April 30, 2000                                                1

                      Consolidated Statements of Income for the
                           Three and Nine Months Ended January 31, 2001 and 2000             2

                      Consolidated Statements of Cash Flows for the
                           Nine Months Ended January 31, 2001 and 2000                       3

                      Notes to Consolidated Financial Statements                           4-6


Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                 7-11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                12


PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K                                          13

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                     ASSETS
                                                                                  January 31,         April 30,
                                                                                     2001               2000
                                                                                  ------------      ------------
                                                                                  (Unaudited)
Current assets
    Cash and cash equivalents                                                     $     23,931      $      5,652
    Marketable equity securities                                                         4,076                --
    Trade accounts receivable, net of allowance for doubtful
       accounts of  $3,464 at January 31 and $2,767 at April 30                        237,742           145,954
    Prepaid expenses                                                                     1,235             1,031
    Net assets of discontinued operations                                                    5            12,037
    Other current assets                                                                 6,257             4,869
                                                                                  ------------      ------------
       Total current assets                                                            273,246           169,543

Furniture, equipment and leasehold improvements, at cost                                51,830            48,108
    Less accumulated depreciation and amortization                                      32,359            27,301
                                                                                  ------------      ------------
                                                                                        19,471            20,807
Other assets, consisting primarily of goodwill, net of accumulated
    amortization of $11,435 at January 31 and $9,819 at April 30                        38,097            42,504
                                                                                  ------------      ------------

                                                                                  $    330,814      $    232,854
                                                                                  ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                                          $         --      $         63
    Trade accounts payable                                                             251,536           135,410
    Other current liabilities                                                           12,326            24,602
                                                                                  ------------      ------------
       Total current liabilities                                                       263,862           160,075

Long-term debt, less current maturities                                                  3,800             7,800

Shareholders' equity
    Preferred stock, par value $.01; authorized, 1,000,000 shares;
      issued and outstanding, none                                                          --                --
    Common stock, par value $.01; authorized, 20,000,000 shares;
      issued, 4,610,135 shares at January 31 and 4,585,140 shares at April 30               46                46
    Additional paid-in capital                                                          42,552            42,292
    Retained earnings                                                                   42,663            39,897
    Currency translation adjustments                                                    (4,492)           (4,267)
                                                                                  ------------      ------------
                                                                                        80,769            77,968
    Less treasury stock at cost - 1,198,801 shares at January 31
      and 841,201 shares at April 30                                                    17,617            12,989
                                                                                  ------------      ------------
       Total shareholders' equity                                                       63,152            64,979
                                                                                  ------------      ------------

                                                                                  $    330,814      $    232,854
                                                                                  ============      ============


                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)



                                                        Three Months Ended            Nine Months Ended
                                                           January 31,                   January 31,
                                                     ------------------------     ------------------------
                                                         2001        2000            2001         2000
                                                     -----------  -----------     -----------  -----------
Net sales
    Software services                                $   416,749  $   281,075     $   897,204  $   707,474
    Contact services                                      12,363       21,753          41,822       50,881
                                                     -----------  -----------     -----------  -----------
                                                         429,112      302,828         939,026      758,355
                                                     -----------  -----------     -----------  -----------
Cost of sales
    Software services                                    389,720      257,982         831,916      643,548
    Contact services                                       9,292       15,968          32,740       39,412
                                                     -----------  -----------     -----------  -----------
                                                         399,012      273,950         864,656      682,960
                                                     -----------  -----------     -----------  -----------
    Gross margin                                          30,100       28,878          74,370       75,395

Selling, general and administrative expenses              20,896       18,868          60,720       54,159
Depreciation and amortization                              2,515        2,644           7,663        7,495
                                                     -----------  -----------     -----------  -----------
    Operating income                                       6,689        7,366           5,987       13,741

Non-operating expense (income)
    Interest expense                                         618          600           1,404        1,113
    Interest income                                         (110)        (120)           (653)        (504)
    Other                                                   (151)          --            (151)          --
                                                     -----------  -----------     -----------  -----------
                                                             357          480             600          609
                                                     -----------  -----------     -----------  -----------

    Income before income taxes                             6,332        6,886           5,387       13,132

Income tax expense                                         2,596        2,799           2,156        5,337
                                                     -----------  -----------     -----------  -----------

    Income from continuing operations                      3,736        4,087           3,231        7,795

Loss from operations of discontinued professional
   services business (net of applicable tax benefit)          --        1,912              --        3,489

Loss on disposition of discontinued professional
   services business (net of applicable tax benefit)          --           --             465           --
                                                     -----------  -----------     -----------  -----------

    Loss from discontinued operations                         --        1,912             465        3,489
                                                     -----------  -----------     -----------  -----------

    Net income                                       $     3,736  $     2,175     $     2,766  $     4,306
                                                     ===========  ===========     ===========  ===========

Earnings per share - basic
    Income from continuing operations                $      1.10  $      1.06     $      0.91  $      1.95
                                                     ===========  ===========     ===========  ===========
    Net income                                       $      1.10  $      0.56     $      0.78  $      1.08
                                                     ===========  ===========     ===========  ===========

Earnings per share -diluted
    Income from continuing operations                $      1.10  $      1.02     $      0.91  $      1.92
                                                     ===========  ===========     ===========  ===========
    Net income                                       $      1.10  $      0.54     $      0.78  $      1.06
                                                     ===========  ===========     ===========  ===========

Weighted average shares outstanding
    Basic                                                  3,410        3,859           3,551        3,998
                                                     ===========  ===========     ===========  ===========
    Diluted                                                3,410        4,019           3,558        4,066
                                                     ===========  ===========     ===========  ===========

                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                       Nine Months Ended
                                                                           January 31,
                                                                    ------------------------
                                                                      2001           2000
                                                                    ---------      ---------
Operating activities
  Income from continuing operations                                 $   3,231      $   7,795
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities
       Provision for bad debts                                          1,695          1,220
       Depreciation and amortization                                    7,663          7,495
       Net gains on sales of assets                                      (151)            --
       Changes in operating assets and liabilities
          Trade accounts receivable                                   (94,848)       (14,153)
          Prepaid expenses and other assets                            (1,270)         1,148
          Marketable equity securities                                  1,306             --
          Trade accounts payable and other
             current liabilities                                      104,323           (389)
                                                                    ---------      ---------
  Net cash provided by operating activities                            21,949          3,116
                                                                    ---------      ---------

 Investing activities
  Purchase of subsidiary, net of cash acquired                         (2,159)        (1,916)
  Sale of subsidiary, net                                                 503             --
  Purchase of furniture, equipment and
    leasehold improvements                                             (4,781)        (8,163)
                                                                    ---------      ---------
  Net cash used in investing activities                                (6,437)       (10,079)
                                                                    ---------      ---------

 Financing activities
  Borrowings on long-term debt                                        188,430        132,870
  Repayments of long-term debt                                       (192,493)      (129,094)
  Proceeds from stock issuance                                            260            585
  Purchase of treasury stock                                           (4,628)        (6,632)
                                                                    ---------      ---------
  Net cash used in financing activities                                (8,431)        (2,271)
                                                                    ---------      ---------

 Effect of exchange rate changes on cash                                 (667)            37
                                                                    ---------      ---------

 Net cash provided by (used in) continuing operations                   6,414         (9,197)
 Net cash provided by (used in) discontinued operations                11,865         (3,326)
                                                                    ---------      ---------

Increase (decrease) in cash and cash equivalents                       18,279        (12,523)
Cash and cash equivalents at beginning of period                        5,652         20,084
                                                                    ---------      ---------
Cash and cash equivalents at end of period                          $  23,931      $   7,561
                                                                    =========      =========

 Supplemental disclosure of cash paid during the period
  Income taxes                                                      $   3,326      $   1,847
  Interest                                                                832            823

 Non-cash investing and financing activities
  Marketable equity securities received from sale of subsidiary     $   5,309      $      --

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

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of January 31, 2001, the consolidated results of operations for the three and nine months ended January 31, 2001 and 2000 and the consolidated cash flows for the nine months ended January 31, 2001 and 2000 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE B -- DISCONTINUED OPERATIONS

In May 2000, the Company announced a plan to exit its professional services business. In accordance with this plan, 10 of the Company's 16 professional services sites were closed effective May 31, 2000. The Company sold its three Asia/Pacific sites, excluding accounts receivable, effective July 31, 2000 for approximately $725,000 and its three remaining North American sites effective August 31, 2000 for approximately $1.4 million. The Company recorded an additional loss of $465,000, net of tax benefits of $221,000, during the quarter ended October 31, 2000, primarily related to customer collection issues and real estate lease termination costs.

The financial data related to the professional services business is classified as discontinued operations for all periods presented.

The loss from discontinued operations for the three and nine months ended January 31, 2000 included revenues of approximately $10.3 million and $35.8 million and income tax benefits of approximately $675,000 and $1.7 million, respectively.

The net assets of discontinued operations were as follows:


                                                                                  January 31,    April 30,
                                                                                     2001          2000
                                                                                  -----------  -----------
Accounts receivable, net                                                          $        17  $    11,051
Prepaid expenses and other current assets                                                  --          317
Furniture, equipment and leasehold improvements, net                                       --        3,244
Other assets                                                                               --          201
Trade accounts payable                                                                    (10)        (187)
Other current liabilities                                                                  (2)      (2,589)
                                                                                  -----------  -----------
                                                                                  $         5  $    12,037
                                                                                  ===========  ===========

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C -- OTHER COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):


                                                        Three Months Ended            Nine Months Ended
                                                           January 31,                   January 31,
                                                     ------------------------     ------------------------
                                                         2001         2000           2001         2000
                                                     -----------  -----------     -----------  -----------
Net income                                           $     3,736  $     2,175     $     2,766  $     4,306
Currency translation adjustments                             288         (101)           (225)        (427)
                                                     -----------  -----------     -----------  -----------
    Comprehensive income                             $     4,024  $     2,074     $     2,541  $     3,879
                                                     ===========  ===========     ===========  ===========

NOTE D -- EARNINGS PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options that were not included in the computation of diluted earnings per share because their effect would be antidilutive totaled approximately 655,000 and 494,000 shares for the three and nine months ended January 31, 2001 and 455,000 and 354,000 shares for the three and nine months ended January 31, 2000, respectively.


                                                        Three Months Ended                 Nine Months Ended
                                                            January 31,                      January 31,
                                                  -----------------------------     -----------------------------
                                                      2001            2000              2001             2000
                                                  ------------     ------------     ------------     ------------

Income from continuing operations                 $      3,736     $      4,087     $      3,231     $      7,795
                                                  ============     ============     ============     ============

Loss from discontinued operations                 $         --     $      1,912     $        465     $      3,489
                                                  ============     ============     ============     ============

Weighted average shares outstanding - basic              3,410            3,859            3,551            3,998
Effect of dilutive employee and director
   stock options                                            --              160                7               68
                                                  ------------     ------------     ------------     ------------
Weighted average shares outstanding - diluted            3,410            4,019            3,558            4,066
                                                  ------------     ------------     ------------     ------------

 Earnings per share from continuing
   operations - basic                             $       1.10     $       1.06     $       0.91     $       1.95
                                                  ============     ============     ============     ============

 Earnings per share from continuing
   operations - diluted                           $       1.10     $       1.02     $       0.91     $       1.92
                                                  ============     ============     ============     ============

Loss per share from discontinued
   operations - basic                             $         --     $       0.50     $       0.13     $       0.87
                                                  ============     ============     ============     ============

Loss per share from discontinued
   operations - diluted                           $         --     $       0.48     $       0.13     $       0.86
                                                  ============     ============     ============     ============

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE E -- BUSINESS SEGMENTS

Information for the Company's reportable segments for the three and nine months ended January 31, 2001 and 2000 is presented below (in thousands). The contact services segment was formerly referred to as support services.


                                           Three Months Ended          Nine Months Ended
                                             January 31,                   January 31,
                                       ------------------------      ------------------------
                                          2001          2000           2001           2000
                                       ---------      ---------      ---------      ---------
Net sales
    Software services                  $ 416,749      $ 281,075      $ 897,204      $ 707,474
    Contact services                      12,363         21,753         41,822         50,881
                                       ---------      ---------      ---------      ---------
                                       $ 429,112      $ 302,828      $ 939,026      $ 758,355
                                       =========      =========      =========      =========
Operating income (loss)
    Software services                  $  17,394      $  13,920      $  38,013      $  39,072
    Contact services                        (312)         2,638         (2,077)         2,756
    Unallocated corporate overhead       (10,393)        (9,192)       (29,949)       (28,087)
                                       ---------      ---------      ---------      ---------
                                       $   6,689      $   7,366      $   5,987      $  13,741
                                       =========      =========      =========      =========

NOTE F - DISPOSITION OF SUBSIDIARY

On December 5, 2000, the Company sold all of the outstanding stock of its customer relationship management ("CRM") subsidiary for proceeds of approximately $6.1 million, consisting of $750,000 in cash and the remainder in shares of common stock of the acquirer, a publicly traded corporation. Concurrent with the sale, Software Spectrum also extinguished certain contingent purchase obligations to the former owners of the CRM business for approximately $2.2 million. The gain realized on the sale was insignificant.

NOTE G - MARKETABLE EQUITY SECURITIES

The Company's marketable equity securities consist of the common stock acquired through the sale of its CRM subsidiary (see Note F.) The securities are classified as trading securities and are recorded at fair value as determined by quoted market prices. Other non-operating income for the three and nine months ended January 31, 2001 included realized gains of approximately $1.3 million, offset by unrealized losses of approximately $1.2 million, related to these securities. As of March 9, 2001, the fair market value of the securities was approximately $1.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a global business-to-business software services provider that delivers comprehensive information technology solutions to organizations throughout North America, Europe and Asia/Pacific. The Company sells personal computer ("PC") software through volume licensing and maintenance ("VLM") agreements or right-to-copy arrangements, and full-packaged PC software products. In addition, the Company provides contact services to software publishers, Internet service providers and other organizations.

In May 2000, the Company announced a plan to exit its professional services business. In accordance with this plan, 10 of the Company's 16 professional services sites were closed effective May 31, 2000. The Company sold its three Asia/Pacific sites effective July 31, 2000 and its three remaining North American sites effective August 31, 2000. The financial data related to the professional services business is classified as discontinued operations for all periods presented.

The following table sets forth certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales.


                                                  Three Months Ended          Nine Months Ended
                                                       January 31,                January 31,
                                                 ----------------------      ----------------------
                                                   2001         2000           2001         2000
                                                 --------      --------      --------      --------

Net sales                                           100.0%        100.0%        100.0%        100.0%

Cost of sales                                        93.0          90.5          92.1          90.1
                                                 --------      --------      --------      --------

    Gross margin                                      7.0           9.5           7.9           9.9

Selling, general and administrative expenses          4.8           6.2           6.5           7.1

Depreciation and amortization                         0.6           0.9           0.8           1.0
                                                 --------      --------      --------      --------

    Operating income                                  1.6           2.4           0.6           1.8

Non-operating expense                                 0.1           0.1           0.1           0.1
                                                 --------      --------      --------      --------

    Income before income taxes                        1.5           2.3           0.5           1.7

Income tax expense                                    0.6           0.9           0.2           0.7
                                                 --------      --------      --------      --------

    Income from continuing operations                 0.9%          1.4%          0.3%          1.0%
                                                 ========      ========      ========      ========


NET SALES

Software revenues for the three and nine months ended January 31, 2001 increased approximately 48% and 27% over those for the three and nine months ended January 31, 2000, primarily due to the Company's strong competitive position with global enterprises, the expansion of the sales force throughout the year and the continued trend on the part of large customers toward enterprise-wide licensing agreements. Software revenues from VLM agreements represented approximately 90% and 87% of software revenues for the three and nine months ended January 31, 2001 compared to approximately 89% and 87% for the three and nine months ended January 31, 2000.

For the three months ended January 31, 2001, contact services (formerly referred to as support services) revenues decreased by 43% as compared to the three months ended January 31, 2000. The decline was attributable to the decision by one of the Company's largest customers to reduce and realign call volumes outsourced to third parties, which resulted in lower call volumes in the Company's Garland and Spokane contact centers. Contact services revenues decreased approximately 18% for the nine months ended January 31, 2001 compared to the nine months ended January 31, 2000. Increased call volumes in the Company's Tampa contact center, which opened in June 1999, partially offset the decline in call volumes in the Garland and Spokane contact centers. Contact services represented approximately 3% and 4% of the Company's overall revenues for the three and nine months ended January 31, 2001 as compared to 7% for both the three and nine months ended January 31, 2000. Such revenue generated approximately 10% and 12%, respectively, of the Company's gross margin dollars during the three and nine months ended January 31, 2001, compared to 20% and 15% during the three and nine months ended January 31, 2000.

The Company believes future increases in revenues will depend upon its ability to maintain and increase its customer base, to develop and expand its contact services and to capitalize on continued growth in technology markets around the world.

INTERNATIONAL OPERATIONS

For the three and nine months ended January 31, 2001, sales outside of North America increased 35% and 21%, to $35 million and $104 million, respectively, as compared to $26 million and $86 million for the three and nine months ended January 31, 2000.

Sales in Europe increased 37% and 32% to $24 million and $59 million for the three and nine months ended January 31, 2001. Sales in Asia/Pacific increased 32% and 10% to $11 million and $45 million during the same periods.

For the three and nine months ended January 31, 2001, fluctuations in foreign currencies increased operating income by approximately $403,000 and $415,000, respectively. Fluctuations in foreign currencies decreased operating income by approximately $615,000 and $860,000, respectively, for the three and nine months ended January 31, 2000.

GROSS MARGIN

Overall gross margin as a percentage of net sales was 7.0% and 7.9% for the three and nine months ended January 31, 2001, as compared to 9.5% and 9.9% for the comparable periods of the prior year. The decrease in overall gross margin as a percentage of net sales is primarily due to lower gross margins on product services revenues, as well as the decrease in the percentage of revenues provided by contact services, which traditionally have higher margins than the Company's product services. For the three and nine months ended January 31, 2001, gross margins on product services decreased to 6.5% and 7.3% as compared to 8.2% and 9.0% for the three and nine months ended January 31, 2000, primarily due to price competition and an increase in the percentage of revenue derived from enterprise-wide licensing contracts, which generally have lower margins than traditional VLM arrangements. In addition, gross margins in contact services for the nine months ended January 31, 2001 were negatively impacted by a $560,000 nonrecurring charge for employee termination costs related to the decline in business in the Garland contact center.

The Company generally realizes lower gross margins as a percentage of net sales on sales of software through VLM agreements, as compared to sales of full-packaged software products. Therefore, the Company believes that gross margin percentages on sales of software may decline if the volume of software product sales by the Company through VLM agreements, particularly enterprise-wide agreements, continues or if publishers respond to continued market pressures by reducing financial incentives to resellers. This potential decrease in product gross margin percentages may be partially offset by increases in gross margin dollars generated by contact services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses include the costs of the Company's sales and marketing organization as well as purchasing and corporate administrative costs. For the three and nine months ended January 31, 2001, SG&A expenses, as a percentage of net sales, decreased to 4.8% and 6.5%, as compared to 6.2% and 7.1% for the three and nine months ended January 31, 2000. SG&A expenses for the nine months ended January 31, 2001 include a nonrecurring charge of $730,000 relating to excess facilities due to the decline in the contact services business. The decrease in SG&A expenses, as a percentage of net sales, is primarily due to increased sales in the product services area and the favorable movement of foreign currency exchange rates, as well as more frequent use of the Company's electronic offerings. The Company remains focused on controlling operating costs in both of its business lines.

DEPRECIATION AND AMORTIZATION

The decrease in depreciation and amortization for the three months ended January 31, 2001, as compared to the three months ended January 31, 2000 is primarily due to a decline in goodwill amortization. The increase in depreciation and amortization for the nine months ended January 31, 2001, as compared to the nine months ended January 31, 2000, reflects depreciation on enhancements to the Company's computer systems and additional depreciation on the higher level of fixed assets utilized in the Company's contact services business in fiscal 2001.

INCOME TAX EXPENSE

The Company's effective tax rate was approximately 41% and 40% for the three and nine months ended January 31, 2001 as compared to 41% for both the three and nine months ended January 31, 2000.

OPERATING INCOME

Operating income for the three and nine months ended January 31, 2001 was $6.7 million and $6.0 million, respectively, compared to operating income of $7.4 million and $13.7 million, respectively, for the three and nine months ended January 31, 2000. The decrease in operating income is primarily due to lower contact services revenues, reduced gross margin percentages on product services and the $1.3 million of nonrecurring charges related to the contact services business, which were recorded in the second fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2001, the Company had approximately $24 million in cash and cash equivalents and had $4 million outstanding under its $100 million revolving credit facility (the "Facility.") The Facility, which is secured by accounts receivable, inventory and a pledge of the stock of certain of the Company's subsidiaries, permits the Company to borrow up to $100 million, subject to availability under its borrowing base. The Company amended the Facility in December 2000. The amendment included revisions to the Company's borrowing base calculation, which will be effective April 30, 2001. Based on the revised calculation, the Company would have had approximately $50 million of borrowing availability under its credit facility at January 31, 2001. The Facility expires in March 2002.

The increase in trade accounts receivable and trade accounts payable from April 30, 2000 to January 31, 2001 reflects the Company's seasonally high sales during the third fiscal quarter. At January 31, 2001 and April 30, 2000, accounts receivable represented approximately 50 and 48 days of historical sales, respectively.

For the nine months ended January 31, 2001, the Company's operating activities provided $21.9 million of cash from continuing operations compared to $3.1 million of cash provided by continuing operations during the nine months ended January 31, 2000. The increase in cash provided by continuing operations is primarily due to increased collections of accounts receivable and the timing of certain payments to the Company's vendors, offset by the reduction in income from continuing operations.

The increase in furniture, equipment and leasehold improvements from April 30, 2000 to January 31, 2001 reflects approximately $5 million of capital expenditures related primarily to the ongoing investment in the Company's computer systems.

The Company expects that its cash requirements for fiscal 2001 will be satisfied from cash flow from operations and borrowings under its credit facility.

In 1997, the Company implemented a stock repurchase program which allows for the purchase of the Company's Common Stock from time to time in the open market or through privately negotiated transactions. The Company funds such purchases with cash or borrowings under the Company's credit facility. As of March 9, 2001, the Company had repurchased 1,246,800 shares of Common Stock, for a total of $18.1 million, under the stock repurchase program and is authorized by its Board of Directors to repurchase up to an additional $3.7 million of its common stock.

On December 5, 2000, the Company sold all of the outstanding stock of its customer relationship management ("CRM") subsidiary for proceeds of approximately $6.1 million, consisting of $750,000 in cash and the remainder in shares of common stock of the acquirer, a publicly traded corporation. Concurrent with the sale, Software Spectrum also extinguished certain contingent purchase obligations to the former owners of the CRM business for approximately $2.2 million. The gain realized on the sale was insignificant.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Other than statements of historical fact, this Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements of the Company that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include future market trends, expectations concerning the Company's growth, estimates regarding the economy and the software industry in general, key performance indicators that impact the Company, statements regarding market risk and statements included in the Euro Currency discussion above. In developing any forward-looking statements, the Company makes a number of assumptions, including expectations for continued market growth, supplier relationships, anticipated revenue and gross margin levels, and cost savings and efficiencies that include the ability of the Company to develop electronic strategies. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. The Company's ability to continue to grow product sales, develop its contact services business and improve operational efficiencies will be key to its success in the future. If the industry's or the Company's performance differs materially from these assumptions or estimates, Software Spectrum's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company's report on Form 10-K for the fiscal year ended April 30, 2000 contains certain cautionary statements under "Forward-Looking Information" that identify factors that could cause the Company's actual results to differ materially from those in the forward-looking statements in this discussion. All forward-looking statements in this discussion are expressly qualified in their entirety by the cautionary statements in this paragraph and under "Forward-Looking Information" in the Company's Form 10-K.

INFLATION

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to securities price risk relating to its marketable equity securities. The Company occasionally uses hedging activities to decrease this risk; however, no portion of this risk was hedged as of January 31, 2001. Based on the securities owned at January 31, 2001, a 10% decline in security prices would decrease operating income by approximately $408,000.

Information about market risks relating to foreign currency exchange rates and interest rates for the three and nine months ended January 31, 2001 does not differ materially from that discussed in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended April 30, 2000.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            Exhibit 10.15(b) - Fourth Amended and Restated Limited Waiver Agreement, dated September 1, 2000, between the Company and Private Capital Management, Inc.


       (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the three month period ended January 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SOFTWARE SPECTRUM, INC.



Date:  March 16, 2001            By:  /s/ James W. Brown
                                    --------------------------------------------
                                      James W. Brown
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
10.15(b)            Fourth Amended and Restated Limited Waiver
                    Agreement, dated September 1, 2000, between the Company and
                    Private Capital Management, Inc.