Form 10-K
period 2001-04-30
SOFTWARE SPECTRUM INC
filed 2001-07-30
CIK 875173

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                          ----------------------------
                                    FORM 10-K
                          ----------------------------

Mark One      Annual Report Pursuant to Section 13 or 15(d) of the
[X]                      Securities Exchange Act of 1934
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001
                                       OR
[ ]         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 For the transition period from _____ to _____.

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value on July 16, 2001 of the Registrant's voting securities held by non-affiliates was $24,764,045.

         At July 16, 2001, the Registrant had outstanding 3,210,088 shares of Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         There is incorporated by reference in Part III of this Annual Report on Form 10-K certain of the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held September 20, 2001, which will be filed by the registrant within 120 days after April 30, 2001.

================================================================================

                                     PART I

ITEM 1. BUSINESS

         Software Spectrum ("the Company") is a global business-to-business software services provider with sales locations, operations and contact centers located in North America, Europe and Asia/Pacific. The Company sells personal computer ("PC") software through volume licensing and maintenance ("VLM") agreements, or right-to-copy arrangements, and full-packaged software products. In addition, the Company provides contact center solutions to software publishers, Internet service providers, original equipment manufacturers and other organizations. The Company has established supply arrangements with major personal computer software publishers, including Microsoft, IBM/Lotus, Adobe Systems, Symantec, Novell and McAfee. The Company markets software titles for IBM, IBM-compatible and Macintosh personal computers, including software for all major operating systems such as Windows 98, Windows NT, Windows 2000, Linux and Novell Netware.

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

COMPANY OVERVIEW

         The Company is a global business-to-business software services provider with sales locations, operations and contact centers located in North America, Europe and Asia/Pacific. The Company sells PC software through volume licensing and maintenance agreements, or right-to-copy arrangements, and full-packaged software products. In addition, the Company provides contact center solutions to software publishers, Internet service providers, original equipment manufacturers and other organizations. The Company's strategy is to leverage its global infrastructure to provide a high level of customer service, to maintain a cost-efficient operating structure and to grow its product and contact services businesses. The Company controls its costs by centralizing its administrative, customer service and contact services operations while utilizing a geographically dispersed field sales force strategically located in major business markets worldwide. The majority of the Company's revenues are derived from sales to large organizations, including Fortune 500 and Global 500 companies, as well as thousands of mid-sized customers from every industry.

         The Company derives revenues from two primary business lines, which consist of product services and contact services. For financial information concerning the Company's two business segments and the Company's foreign and domestic operations, see Notes to Consolidated Financial Statements, Note J - Business Segments and Foreign Operations.

         The largest component of the Company's business is providing third-party personal computer software, licenses and related services to large organizations, including companies in the Fortune 500 and Global 500. The Company concentrates on building and expanding these relationships through personal sales contacts made throughout major global computing markets. The Company maintains a sales force which focuses on the software licensing and distribution needs of its larger customers and serves mid-sized customers through a combined field sales and outbound telephone-based sales effort. Through its strategically located, centralized operations centers in North America, Europe and Asia/Pacific, the Company supports the global marketing efforts of its sales force.

         The Company's Internet Web site, www.softwarespectrum.com, includes an e-commerce business center, "My Account Center" ("Account Center"), which helps customers meet their total procurement, asset management, reporting, standards management and order tracking needs. The Account Center also provides customers the option of obtaining their software electronically. In addition, the Company partners with its customers on e-procurement platform implementations with providers such as Ariba and Commerce One. In conjunction with its electronic business-to-business Web tool, the Company maintains headquarters-based sales representatives to facilitate purchases and self-help services by the Company's customers over the Internet. See "Sales and Marketing."

         Software Spectrum provides contact services through its contact centers located in the United States and Ireland. These services are utilized by software publishers, Internet service providers, original equipment manufacturers and other businesses that desire to outsource their various forms of contact services. The Company employed over 1,100 technical support analysts and other contact services personnel as of April 30, 2001, including a dedicated sales force.

         The Company adapts its product-related services to specific customer requests, consults with customers on developing strategies to efficiently acquire and manage the customer's investment in distributed computing software and manages the accurate and timely delivery of products. The Company provides its customers with information, advice and assistance through its marketing, sales and technical staff on the wide range of software procurement choices available. For customers electing to standardize desktop software applications or otherwise take advantage of right-to-copy arrangements, the Company provides volume licensing and maintenance agreement services and support. Under VLM agreements, the Company acts as a designated service provider to sell software licensing rights that permit customers to make copies of a publisher's software program from a master disk and distribute this software within a customer's organization for a fee per copy made. Maintenance agreements entitle customers to all updates and upgrades of covered products during the term of the Agreement, typically two or three years following the software purchase. By utilizing VLM agreements, customers are able to consolidate their worldwide purchases and acquire software under a single master agreement for a given publisher from a global supplier such as the Company. An increasingly popular VLM program involves enterprise-wide licensing agreements which give the customer the right to use a particular suite of products offered by a publisher on all desktops across its enterprise. The Company's licensing consultants can assist customers in selecting the most advantageous form of licensing available based on specific needs or constraints. Among its other services, the Company offers on-site consultants for large corporations, software selection assistance, software asset management and determination of price and availability of hard-to-find software products.

         The Company serves an important role in the software industry by providing a service-oriented and cost-effective means for software publishers to market, sell, distribute and provide support for their products. The services provided by the Company assist publishers by building product awareness, marketing products directly on behalf of publishers to businesses and other organizations, and providing additional technical support related to those software products. The Company is also instrumental in the selection, design and implementation of VLM programs for its customers. The Company believes that maintaining its relationships with major publishers is important to the Company's future growth and profitability. The Company will often coordinate product introductions and marketing programs with publishers, which may involve joint regional product seminars and cross-selling of selected complementary products. Due to its volume of purchases, the Company believes it is able to obtain favorable pricing, avail itself of marketing funds provided by major publishers and work closely with publisher personnel on various marketing and selling matters such as the introduction of new products, programs and related service opportunities.

         The Company continues to sell a significant amount of software to its customers through VLM agreements. For the year ended April 30, 2001 ("fiscal 2001"), sales through VLM agreements represented approximately 87% of software sales of the Company, compared to 87% and 83% of software sales for the years ended April 30, 2000 ("fiscal 2000") and April 30, 1999 ("fiscal 1999"), respectively. Since individual software packages and documentation may not be provided to each user, and due to volume pricing incentives and lower distribution costs, customers utilizing VLM agreements can purchase licenses for software at a lower cost than by purchasing individual shrink-wrapped software packages. In general, the Company receives lower gross margins, as a percent of sales, on sales made through VLM agreements. Lower gross margins are partially offset by lower operating costs associated with such agreements.

         In May 2000, the Company announced a plan to exit its professional services business. In accordance with this plan, ten of the Company's sixteen professional services sites were closed effective May 31, 2000. The Company sold its three

Asia/Pacific sites effective July 31, 2000 and its three remaining North American sites effective August 31, 2000. In addition, the Company sold its Customer Relationship Management business effective December 5, 2000.

GLOBAL OPERATIONS

         Under VLM agreements, multinational customers can consolidate their worldwide volume software purchases under a single master agreement for a given publisher. The Company's ability to sell software globally through these programs is a key factor in its global expansion, which began in fiscal 1993.

         The Company's North American operations are based in Dallas, Texas. The Company has major product and contact centers located in Dallas, Texas and Spokane, Washington and a contact center in Tampa, Florida. The Company's European sales headquarters is located in The Hague, The Netherlands and its operations center is located in Dublin, Ireland. The Company also has sales representatives in Finland, Italy, Sweden, the United Kingdom, France and Germany. The Company's Asia/Pacific headquarters is located in Sydney, Australia. The Company also has sales offices in Australia, New Zealand, Singapore and Hong Kong.

         The Company participates in a joint venture in Japan, named Uchida-Spectrum, Inc., with Uchida-Yoko Co., Ltd. and Microsoft, Inc. Through this joint venture, in which the Company owns a 43% equity interest, the Company sells software products and provides technology services to customers in Japan.

         With centralized operations centers in North America, Europe and Asia/Pacific, the Company is able to serve the major computing technology markets around the world. Today, Software Spectrum provides software or fulfillment services to customers located in over 100 countries, provides contact services in eight languages, invoices customers in many local currencies and provides consolidated worldwide reporting for its customers.

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

         Since each software publisher has chosen a different set of procedures for implementing VLM agreements, businesses are faced with a significant challenge to sort through all the alternatives and procedures to ensure that they are utilizing the appropriate agreements, complying with the publishers' licensing terms and properly reporting and paying for their software licenses. Certain publishers offer licensing programs that reduce the reporting burden of customers and the Company by requiring annual payments over a two to three year term, provided the customer agrees to standardize certain applications within its organization. In order to address the wide range of procurement choices available to its customers, the Company provides information, analysis, advice and assistance to its customers relating to their procurement decisions and negotiations through its team of licensing consultants as well as by means of the Company's marketing and sales staff and through its publications. See "Publications" and "Sales and Marketing."

         Increasingly, large corporate customers are electing to standardize desktop applications and coordinate their enterprise-wide personal computer management responsibilities. In response to this trend, publishers have developed enterprise-wide VLM agreements, which simplify the terms, conditions and administration of VLM arrangements and provide the customer with more predictable annual costs. The Company works closely with its customers to educate them regarding the options available under VLM agreements and has developed the systems needed to provide the global integration and reporting required under these programs.

         Recently, Microsoft announced a change to its licensing programs, to be effective October 1, 2001, whereby new enterprise-wide licensing arrangements will be priced, billed and collected directly by Microsoft. The Company will continue to provide sales and support services related to these transactions and will earn a service fee directly from Microsoft for these activities. Enterprise-wide licensing agreements in effect prior to October 1, 2001, which generally have terms of three years from the date such agreements are signed, and Microsoft's other licensing programs will not be impacted.

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

         To help customers develop or improve their software management programs, the Company developed a software management process and corresponding implementation services that allow customers to effectively utilize the benefits associated with VLM programs. The Company provides its customers with a methodology for evaluating the individual customer's personal computer software management process and analyzing issues in implementing the VLM programs offered by various publishers. The service options available from the Company are designed to assist the customer in implementing its software management plan, including internal distribution services, communicating with end-users, reporting and compliance under VLM agreements.

         Most of the Company's products are ordered by the customer's procurement or information systems department and may be billed to the department of the end-user, which may be located at a different site than the procurement or information systems department. The Company provides customers, upon request, open-order status and purchase activity reports formatted to each customer's specifications. The Company has also enabled its customers to obtain this information directly from the Company's Web site via its online Account Center. The majority of the Company's customers now status their orders via this Internet tool. Also, customers can submit orders or other data to the Company from their computer systems via the Company's electronic data interchange ("EDI") capabilities. EDI and online Web order placement improve order accuracy and reduce administrative costs for corporate customers and the Company.

         A number of customers who have elected to purchase software licenses through VLM agreements have also purchased software maintenance, which allows customers to receive new versions, upgrades or updates of software products released during the maintenance period in exchange for a specified annual fee, which may be paid in monthly, quarterly or annual installments. Upgrades and updates are revisions to previously published software that improve or enhance certain features of the software and/or correct errors found in previous versions. Customers that have elected not to purchase maintenance agreements are still able to upgrade multiple units of specific products through the Company for a separate fee.

Electronic Software Distribution

         Electronic software distribution ("ESD") supports the fast, convenient delivery of software products between businesses via electronic links such as the Internet. The Company currently delivers a limited amount of software in this manner and intends to continue to participate in this method of distribution as demand for this service by large organizations emerges and as communication technology improvements enable this form of ESD to become more widely used.

E-procurement

         The Company participates in the electronic procurement arena in two primary ways: through its online Account Center and through its Electronic Business-to-Business Partner Program ("e-B2B Partner Program") in which the Company partners with e-procurement providers, such as Ariba and Commerce One.

         The Company's online Account Center contains an Internet-based suite of tools which enables customers to manage their software procurement. For most of its larger customers, the Company creates customized electronic product catalogs containing product information and pricing. These catalogs are accessed through search engine functionality, which enables customers to quickly locate products they need. Customers are also able to status open orders and obtain certain real-time standard reports online. The Account Center also provides tools which allow customers to restrict purchasing only to pre-approved products or allow an administrator at a customer location to give users within that organization access to the Account Center, but restrict the level of their activity and the features and options available to them. These e-procurement tools help customers control costs and potentially eliminate the need for enterprise-wide e-procurement systems.

         Under the e-B2B Partner Program, the Company supports customers' implementations of the various e-procurement platforms in an effort to streamline procurement processes and improve operational efficiencies. The Company was the first among its competitors to achieve the "Ariba Ready" distinction, an award which certifies an organization's e-commerce expertise, and has served as an advisor to the leading e-procurement organizations over the past year.

Publications

         The Company's online customer magazine, In Touch, provides new product information and case studies from existing customers who are implementing the latest products and technologies from the leading software publishers worldwide and offers the latest news and commentary on industry trends and Company sponsored seminars and other technology-related events.

         The Company prepares and distributes an annual publication which includes in-depth analysis of various product offerings called the Licensing and Software Management Guide. This publication provides comprehensive information on the many facets of software licensing. The Licensing and Software Management Guide provides the purchasing requirements and qualification restrictions of the numerous VLM publisher programs. Issues such as concurrent licensing and copying software on home or laptop computers are identified. Because of the potential savings a corporation can realize by utilizing alternative procurement methods, customers have expressed a significant amount of interest in this publication and it has been made available online.

         The Company's online Account Center contains company news and information designed to educate customers about the Company's areas of expertise, its products (including third-party reviews) and services, the publishers represented by the Company and the latest trends in the industry. The Company also provides information through various Company publications. A portion of the marketing funds provided to the Company by publishers is used to offset the Company's cost of producing these publications. The Company publishes newsletters, service and product brochures and product catalogs and also provides other timely information coincident with major product releases.

CONTACT SERVICES

         The Company provides telephone and Internet contact services on behalf of software publishers, Internet service providers, original equipment manufacturers and other organizations. Services are provided through the Company's facilities in Dallas, Texas; Spokane, Washington; Tampa, Florida, and Dublin, Ireland. The Company's commitment to management strength, technology and service is critical in meeting the needs of its clients.

         The Company's technical support services cover a number of technologies, including desktop applications and operating systems and network operating systems. The staff in the Company's contact centers are experienced in over fifty major personal computer software applications and can provide support for software products running on most major personal computer operating systems and environments, including Windows 2000, Windows 98, Macintosh, Microsoft Windows NT, Novell NetWare and other network operating systems.

         The Company provides services using several different media including telephone, e-mail and the Internet. The Company's contact centers employ advanced technology that includes digital switching and skill-based call routing. This technology enables the Company to optimize its call handling and personnel scheduling, thereby increasing its efficiency and enhancing the quality of the services it provides to its clients and their customers. The Company maintains a series of online knowledge bases that support the contact services representatives. In addition, contact services representatives are typically able to access knowledge bases owned and maintained by the Company's clients. The contact centers include large capacity file servers, multiple CD ROM databases and other resources that enable the Company's contact services personnel to recreate a customer's individual problem, develop a solution and guide the customer through the solution on a step-by-step basis.

         The Company focuses on creating customized solutions that meet each client's specialized needs while minimizing their total support costs. Each account has a dedicated account management team, including an operations manager and an account manager. The operations manager takes full responsibility for tactical operations and is responsible for effective, ongoing communication with the client. The account manager is responsible for facilitating all financial discussions, completing monthly and quarterly business reviews and assisting clients with account growth and development. The account management team works together to explore ways to increase customer satisfaction and provide additional value to the client.

         The Company's contact services representatives are monitored by a team of professional quality specialists located at each domestic contact center. Using criteria mutually developed by the Company and the client, the quality assurance professionals monitor, evaluate and provide feedback to the representatives on a regular basis. The quality assurance team analyzes quality trends, reports potential areas of concern, identifies improvement opportunities and assists management in capitalizing on these opportunities. In addition, the Company's major clients also survey a statistically significant percentage of customers to gain feedback on their customer service experiences. The results of these surveys are reviewed regularly and used to enhance training and development initiatives.

         The Company's ability to provide high quality technical support and customer service solutions depends upon its success in recruiting, hiring and training large numbers of skilled employees. Each contact services representative is trained and certified internally for customer service skills and knowledge of the client's specific product and/or service offerings prior to interacting with the client's customers. The Company also provides ongoing on-site and computer-based training to allow representatives to further enhance their skills.

SALES AND MARKETING

         The Company sells and markets its product services to existing and potential large customers through its account executives, customer service representatives and its marketing and support staff, as well as its Internet site. The Company organizes account management teams to serve and support each of its customers' needs. Generally, each team consists of one account executive, supported by technical, marketing, customer service and sales support personnel at the Company's operations centers, as well as Web-based self-service capabilities. The Company's contact services offerings are marketed and sold by a dedicated team of account executives that focus exclusively on custom contact services solutions for potential customers.

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

         The Company's licensing consultants work with its customers to provide advice and consultation on VLM programs and to produce detailed customer account analysis and reporting. The Company also assigns a team of customer service representatives to each product account. Customer service representatives, who are based primarily at the Company's operations centers, handle all aspects of the day-to-day customer account servicing, including common presale questions, customer order placement, order status inquiries, requests for demonstration products for evaluation and searches for hard-to-find products. They also help customers perform many of these functions directly by guiding them through the variety of options available on the Company's Web site. This structure enables customer service representatives to develop close relationships with individuals within the customer's organization and to better serve them by being familiar with their account. By assigning a specific team of customer service representatives to specific customers, the Company adds additional direct contacts that reinforce customer relationships.

         To solicit software business from mid-sized organizations, the Company utilizes a coordinated effort from field sales and outbound telephone-based sales representatives. While product price and delivery terms are key factors in mid-sized organizations, the Company also provides a broad range of VLM agreement support and services to this category of customers. Initial contact and sales are made typically through field sales or telephone inquiries. The Company interfaces with smaller customers via outbound telephone inquiries as well as Web-based self-service offerings.

         The Company has established relationships with many of the leading electronic procurement companies including Ariba and Commerce One. These e-procurement companies serve a broad base of businesses in many markets and allow the Company to expand its customer base by opening new customer relationships with little added expense.

         The Company sells its telephone and Internet-based contact services through a dedicated sales force which focuses on the types of organizations who most often require such services. Software publishers typically outsource some or all of their telephone support on some portion of their product offerings, which allows the Company to leverage its existing relationships with software publishers. The Company's market for contact services also extends to a number of other organizations, including Internet service providers and original equipment manufacturers.

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

PRODUCTS AND DISTRIBUTION

         The software products offered by the Company include major business programs such as spreadsheet, word processing, electronic mail, groupware, database, and graphics, as well as operating systems, utilities and languages. For the fiscal year ended April 30, 2001, the top 20 software titles sold by the Company represented approximately 75% of the Company's net software sales.

         In North America, the Company has outsourced substantially all of the fulfillment of shrink-wrapped software for its customers to Ingram Micro, Inc., a leading technology distributor. Under this arrangement, Ingram Micro provides distribution services for product purchased directly from Ingram Micro as well as for odd and hard to find product purchased elsewhere by the Company. The agreement with Ingram Micro extends through 2001 and is automatically extended for two additional years unless terminated.

         Outside of North America, the Company uses the services of distributors or publishers to ship shrink-wrapped products directly to its customers, usually the same day the Company receives the order. As of April 30, 2001, the Company did not have a significant order backlog.

CUSTOMERS

         In fiscal 2001, the Company handled more than 9,000 active customer accounts. The Company's customer base includes corporations, government agencies, educational institutions, non-profit organizations and other business entities. Sales contracts with large customers for the procurement of products generally cover a one to three year period subject to the customers' rights to terminate the contract upon notice. These contracts usually include provisions regarding price, availability, payment terms and return policies. Standard payment terms with the Company's customers are net 30 days from the date of invoice or net 10 days in the case of summary periodic billings to customers. In fiscal 2001, no single customer represented more than 5% of the Company's revenues, and the Company's customer base included approximately 220 of the calendar year 2000 Fortune 500 companies and approximately 190 of the Fortune Global 500 companies. The Company does not believe that the loss of any single customer would have a material adverse effect on its revenues.

         The Company's contact services business is currently concentrated among two key customers. Loss of either of these customers could have a material adverse effect on the Company's profitability.

VENDORS

         The Company's software sales are derived from products purchased from publishers and distributors. The decision whether to buy products directly from publishers or through distributors is determined on a vendor-by-vendor basis based on publisher requirements, cost, availability, return privileges and demand for a particular product. For fiscal 2001, approximately 89% of the Company's product sales represented products purchased from its ten largest publishers. For the fiscal years ended April 30, 2001 and 2000, products from Microsoft accounted for approximately 68% and 66% of net software sales, respectively, and products from IBM/Lotus accounted for approximately 10% and 12% of net software sales, respectively.

         The Company has contractual relationships with all its major vendors covering price, payment terms and return privileges. These contracts are non-exclusive and are generally terminable by either party without cause upon 30 to 60 days notice. The Company's contracts with its major vendors are generally for one or two year terms, and the majority contain no provision for automatic renewal.

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

COMPETITION

         The personal computer software market is intensely competitive. With respect to its product services business, the Company faces competition from a wide variety of sources, including "software-only" resellers, hardware resellers and manufacturers and large systems integrators. Current competitors from the software-only reseller category would include Corporate Software, ASAP Software and Softwarehouse International. The Company believes that its global presence and capabilities, VLM expertise, services and systems that support the Company's business, including Internet services, and knowledgeable, industry-experienced personnel serve to distinguish it from its competitors.

         Competitors also include hardware resellers and manufacturers. These companies compete in the large and mid-size organization markets with marketing efforts to provide customers with software and hardware services. Such competitors include Dell Computer Corporation and Compaq Computer Corporation, hardware manufacturers that also sell software, and systems integrators such as Compucom Systems, Inc. Many of these companies do have a global presence. The Company believes its VLM expertise and services, software-focused solutions, custom computing systems specifically designed to support the Company's business and knowledgeable industry-experienced personnel are differentiating factors in this group of competitors.

         In the global contact services market, the Company competes with a variety of companies including Convergys Corporation, TeleTech Holdings, Inc., RMH Teleservices, Inc., SITEL Corporation, Stream International, Inc. and Sykes Enterprises Incorporated. The Company competes in this market based primarily on the quality of services provided and cost. Many of the Company's competitors have significantly greater financial resources than the Company. However, the Company believes that its emphasis on training and quality programs, and its focus on high customer satisfaction at a reasonable cost, allow the Company to compete effectively in this highly competitive market. In order to compete effectively in the contact services business, it will be necessary to continue to invest in new technologies that increase customer satisfaction and allow integrated telephone, self-help, chat and e-mail solutions. In addition, businesses wishing to outsource their customer contact and support operations are increasingly examining ways to reduce labor costs by outsourcing such services outside of the United States.

         The manner in which personal computer software products are distributed and sold is continually changing and new methods of distribution may emerge or expand. Software publishers may intensify their efforts to sell their products directly to end-users, including current and potential customers of the Company, without utilizing services such as those provided by the Company. In the past, direct sales from software publishers to end-users have not been significant, although end-users have traditionally been able to purchase upgrades directly from publishers. From time to time, some publishers have instituted programs for the direct sale of large order quantities of software to major corporate accounts, and the Company anticipates that these types of transactions will continue to be used by various publishers in the future. The Company could be adversely affected if major software publishers successfully implement or expand programs for the direct sale of software through volume purchase agreements or other arrangements intended to exclude the resale channel. The licensing program changes recently announced by Microsoft are not expected to reduce the role of the reseller channel in the sale of Microsoft products. The Company believes that the total range of services it provides to its customers cannot be easily substituted by publishers, particularly because publishers do not offer the scope of services or product offerings required by most of the Company's customers. However, there can be no assurance that publishers will not increase their efforts to sell substantial quantities of software directly to end-users without engaging the Company to provide value-added services. In addition, the use of VLM agreements by organizations as a method to purchase software has become widely accepted. Should publishers permit others to sell VLM agreements, or should additional competitors develop the capabilities required to service and support large licensing programs, the Company's competitive advantage could be negatively impacted. If the resale channel's participation in VLM agreements is reduced or eliminated, or if other methods of distribution of software become common, the Company's business and financial results could be materially adversely affected. The Company currently delivers a limited amount of software through electronic software distribution and intends to continue to participate in this method of software distribution as demand for this service by large organizations emerges and as communications technology improvements permit electronic software distribution to be made securely and efficiently. The Company's continuing investment in e-procurement reflects the Company's commitment to meeting the changing needs of its customers.

EMPLOYEES

         As of April 30, 2001, the Company had approximately 2,000 employees in North America, Europe and Asia/Pacific. The Company has entered into non-competition agreements and/or non-solicitation agreements with substantially all of its sales personnel. None of the Company's employees are represented by a union.

FORWARD-LOOKING INFORMATION

         The Company, or its representatives, from time to time may make or may have made certain forward-looking statements, whether orally or in writing, including without limitation statements made or to be made in this Annual Report on Form 10-K, the Company's Quarterly Reports on Form 10-Q, information contained in other filings with the Securities and Exchange Commission, press releases and other public documents or statements. In addition, representatives of the Company, from time to time, participate in speeches and calls with market analysts, conferences with investors or potential investors in the Company's securities and other meetings and conferences. Some of the information presented at such speeches, calls, meetings and conferences may include forward-looking statements. The Company uses words like "expects," "anticipates" or "believes" to identify forward-looking statements.

         The Company wishes to ensure that all forward-looking statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, all forward-looking statements are qualified in their entirety by reference to, and are accompanied by, the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements. The Company cautions the reader that this list of important factors may not be exhaustive. The Company operates in rapidly changing businesses, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made to conform the statements to actual results or changes in the Company's expectations.

Reliance on Financial Incentives, Volume Discounts and Marketing Funds

         As part of its supply agreements with certain publishers and distributors, the Company receives substantial incentives in the form of rebates, volume purchase discounts, cooperative advertising funds and market development funds. Under the new licensing model announced by Microsoft, to become effective October 1, 2001, the Company will no longer receive these forms of financial incentives on new enterprise-wide licensing agreements, but instead will be paid fees for services performed under such agreements. Other publishers have based their financial incentives on specific market segments and products. If the Company's business model does not align with the objectives established for these incentives or if software publishers further change, reduce or discontinue these incentives, discounts or advertising allowances, the Company's business and financial results could be materially adversely affected.

Dependence on Vendors

         A large percentage of the Company's sales are represented by popular personal computer business software products from a small number of vendors. For the year ended April 30, 2001, approximately 78% of the

Company's net software sales were derived from products published by Microsoft and IBM/Lotus. Most of the Company's contracts with vendors are terminable by either party, without cause, upon 30 to 60 days notice. The loss or significant change in the Company's relationship with these vendors could have a material adverse effect on the Company's business and financial results. Although the Company believes the software products would be available from other parties, the Company may have to obtain such products on terms that would likely adversely affect its financial results.

Volume Licensing and Maintenance Agreements

         The Company serves as a designated services provider for VLM agreements between many of its customers and major publishers of personal computer software. VLM agreements are typically used by customers seeking to standardize desktop software applications and, consequently, typically involve significant quantities of unit sales for each customer. Although unit volume sales are increased by the use of VLM agreements, generally lower gross margins are realized on such sales as compared to sales of full-packaged software products. Approximately 87% of the Company's product sales are made pursuant to VLM agreements. The Company continues to experience an increase in the percentage of sales made under enterprise-wide licensing agreements, which typically have lower gross margins and administrative costs than other VLM programs. The Company may continue to experience margin pressures due to these factors.

Economic Conditions and Geographic Expansion

         The Company's business is sensitive to the spending patterns of its customers, which in turn are subject to prevailing economic and business conditions. Due to current economic conditions, there has been a decrease in spending for information technology by both existing and potential customers over the past year. If customers and potential customers continue to decrease their spending in this area, the Company's financial results could be adversely affected. Further, sales to large corporations have been important to the Company's results, and its future results are dependent on its continued success with such customers. Sales outside of the United States accounted for approximately 17% of the Company's revenues in fiscal 2001. The Company's future growth and success depend on continued growth and success in international markets. The success and profitability of the Company's international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, unexpected changes in the regulatory environment, trade protection measures and tax laws, currency exchange risks, political instability and other risks of conducting business abroad.

Highly Competitive Environment; Pricing Competition

         The desktop technology marketplace is intensely competitive. The Company faces competition from a wide variety of sources, including other software resellers, hardware manufacturers and resellers, large system integrators, software publishers, contact services providers, software suppliers, personal computer retail stores (including superstores), mail order, Internet and other discount business suppliers. Many of the Company's competitors, particularly software publishers, have substantially greater financial resources than the Company. Because of the intense competition within the personal computer software channel, companies that compete in this market, including the Company, are characterized by low gross and operating margins. Consequently, the Company's profitability is highly dependent upon effective cost and management controls.

New Developments and Rapid Technological Change; Retention of Qualified
Personnel

         The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and services. The Company's future success will depend in part on its ability to enhance existing services, to continue to invest in rapidly changing technology and to offer new services on a timely basis. Additionally, the Company's business results can be adversely affected by disruptions in customer ordering patterns, the impact of new product releases and changes in licensing programs.

         The growth and success of the Company's contact services business depends largely upon its ability to attract, develop, motivate and retain highly-skilled sales, customer service and technical employees in an industry characterized by high employee turnover. If the Company is unable to attract and retain sufficient numbers of highly-skilled sales, customer service and technical employees, the Company's contact services business could be adversely affected.

Changing Methods of Software Distribution

         Recently, Microsoft announced a change to its licensing programs, to be effective October 1, 2001, whereby new enterprise-wide licensing arrangements will be priced, billed and collected directly by Microsoft. The Company will continue to provide sales and support services related to these transactions and will earn a service fee directly from Microsoft for these activities. Enterprise-wide licensing agreements in effect prior to October 1, 2001, which generally have terms of three years from the date such agreements are signed, and Microsoft's other licensing programs will not be impacted. The licensing program changes will result in significantly lower revenues for the Company on the affected transactions. For the year ended April 30, 2001, approximately one-third of the Company's product sales were under Microsoft enterprise-wide licensing agreements. The Company's ability to adjust to and compete under this new model will be an important factor in its future success. In addition, all aspects of the new model have not been finalized. Accordingly, the impact of the new model on the Company's operating results cannot yet be fully assessed.

         The manner in which personal computer software products are distributed and sold is continually changing, and new methods of distribution may continue to emerge or expand. Software publishers may intensify their efforts to sell their products directly to end-users, including current and potential customers of the Company. Other products and methodologies for distributing software to users may be introduced by publishers, present competitors or other third parties. If personal computer software suppliers' participation in these programs is reduced or eliminated, or if other methods of distribution of software, which exclude the personal computer software resale channel, become common, the Company's business and financial results could be materially adversely affected.

Contact Services Agreements

         Most of the Company's key contact services contracts generate revenues based upon the number of customer contacts received by the Company or the time spent on such contacts. Consequently, the amount of revenues generated is dependent upon the support and customer service needs of end-users. With respect to agreements that provide for pricing on a per-contact basis, the Company's profitability may be adversely affected if the Company receives fewer support and customer service requests than expected or the time spent in resolving inquiries is greater than anticipated.

         In general, the Company's contact services contracts provide that the contract may be terminated in whole or in part on short notice, in some cases for convenience, or if the Company fails to meet specified performance criteria. The Company's contact services business is currently concentrated among two key customers. Accordingly, cancellation of, or a significant decrease in, the services provided under the contracts with either of these customers could have an adverse effect on the Company's profitability. In addition, the Company may be required to expand its contact services operations to meet the demands of its customers or obtain new business. Rapid changes to the size of the Company's contact services operations and employee base involve significant costs, including costs associated with employee hiring and training, the purchase of additional workstations, equipment and technology and the establishment of additional contact center facilities. Likewise, due to the lead time involved in procuring and preparing additional capacity, it may be necessary for the Company to commit to expansion facilities and incur related costs prior to obtaining the corresponding new business.

Disputes and Legal Proceedings

         From time to time, the Company is subject to claims and disputes in the course of its operations. Given the Company's low gross operating margins, an adverse determination in a claim or dispute that is material to the Company could have a material adverse effect on the Company's business or results of operations. See "Item 3. Legal Proceedings."

ITEM 2. PROPERTIES

         The Company currently leases approximately 184,000 square feet of space in Garland, Texas (a suburb in the Dallas/Forth Worth metroplex) which houses its corporate headquarters, along with call centers for contact and product services. The Garland leases have aggregate current monthly payments of approximately $105,000 and remaining terms of four to six years. The Company leases approximately 108,000 square feet of office space in Spokane, Washington with current aggregate monthly payments of approximately $97,000. As of April 30, 2001, the Spokane leases had remaining terms of four years. The Company also has a contact services center in Tampa, Florida. This facility consists of approximately 98,500 square feet of space which is leased for approximately $134,000 per month. The remaining term of the lease is approximately three years. The Company leases approximately 73,000 square feet of space for an additional contact services center in North Richland Hills, Texas (a suburb in the Dallas/Fort Worth metroplex), which is currently unoccupied. The lease provides for monthly rental payments of approximately $69,000 and has a remaining term of approximately six years.

         With respect to its European-based operations, the Company currently leases space for its operations center in Dublin, Ireland and its sales headquarters in The Hague, The Netherlands. In Asia/Pacific, the Company leases space for its Asia/Pacific headquarters in Sydney, Australia and maintains sales offices in six other markets.

ITEM 3. LEGAL PROCEEDINGS

         In March 2000, the Company received notice from the Internal Revenue Service ("IRS") alleging a tax deficiency for the year ended March 31, 1996. The income adjustments asserted in the notice, approximately $1.3 million, relate to certain payments made by the Company to its foreign subsidiaries. Similar payments, approximating $7.7 million, were deducted in subsequent tax returns. The Company believes that the tax returns for each of these years are substantially correct as filed, and has contested the deficiency assertion through the IRS appeals process. While the Company is prepared to litigate the issues, it also recognizes the costs, risks and distractions inherent in litigation. Accordingly, the Company has conducted settlement discussions with the IRS regarding the alleged 1996 deficiency, but to-date, has not been successful in resolving the claims.

         Although an out-of-court settlement cannot be assured, the Company and the IRS continue to engage in ongoing discussions to resolve the 1996 alleged deficiency. In the event that an agreement is reached for the 1996 tax year, there can be no assurance of a similar result for the subsequent years, which are currently under audit. However, based on negotiations and discussions to-date, the Company has accrued an estimate of $1.5 million, including interest expense, to resolve the aforementioned issues for all applicable tax years. While the Company does not expect that any additional liabilities related to these matters would materially affect the Company's consolidated financial position or results of operations, there can be no assurance that the final resolution of this matter will not exceed this accrual or that such excess amount, if any, would not have a material adverse effect on the Company's financial position or results of operations.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended April 30, 2001.

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

     Fiscal Year 2001 Quarter Ended:                                 High              Low
                                                                  ---------         ---------
     July 31                                                      $  18.19          $  12.13
     October 31                                                      15.50              7.63
     January 31                                                      10.75              6.06
     April 30                                                        12.75              9.50

     Fiscal Year 2000 Quarter Ended:
     July 31                                                      $  19.00          $  11.94
     October 31                                                      18.50             10.06
     January 31                                                      19.44              8.81
     April 30                                                        34.00             15.63


         On July 16, 2001, the last reported sales price of the Company's common stock as reported on The NASDAQ Stock Market was $11.95 per share. On July 16, 2001 there were 736 holders of record (representing approximately 2,000 beneficial owners) of the Company's common stock. The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the near term.

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

STATEMENT OF OPERATIONS DATA
(In thousands, except per share amounts)

                                                                             Year Ended
                                                                              April 30,
                                                   ----------------------------------------------------------------
                                                      2001          2000         1999 (1)     1998(1)      1997 (1)
                                                   -----------  -----------  ------------ -----------   -----------
Net sales                                           $1,213,283  $ 1,005,578  $   887,307  $   846,991   $   771,693
Gross margin                                            99,542       98,217       94,403       84,217        83,124
Operating income                                         8,964       13,988       18,782       12,461         6,688
Income from continuing operations                        2,837        6,686       10,754        5,205         1,820
Income per share from continuing operations
     Basic                                                 .81         1.70         2.53         1.21           .42
     Diluted                                               .81         1.69         2.52         1.20           .41
Weighted average shares outstanding
     Basic                                               3,487        3,934        4,244        4,318         4,314
     Diluted                                             3,492        3,963        4,273        4,351         4,415

BALANCE SHEET DATA
(In thousands)

                                                                              April 30,
                                                   ----------------------------------------------------------------
                                                      2001          2000         1999 (1)     1998(1)      1997 (1)
                                                   -----------  -----------  ------------ -----------   -----------
Working capital                                    $     4,221  $     9,468  $    22,249  $    18,526   $    39,068
Total assets                                           227,789      232,854      232,414      255,725       267,008
Total debt                                               3,800        7,863        8,626        8,206        37,370
Shareholders' equity                                    59,723       64,979       78,925       76,270        73,939

(1) Amounts have been reclassified to reflect the discontinuance of the Company's professional services operations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Software Spectrum ("the Company") is a global business-to-business software services provider with sales locations, operations and contact centers located in North America, Europe and Asia/Pacific. The Company sells personal computer ("PC") software through volume licensing and maintenance ("VLM") agreements, or right-to-copy arrangements, and full-packaged software products. In addition, the Company provides contact center solutions to software publishers, Internet service providers, original equipment manufacturers and other organizations. Total sales have increased each year since the Company's inception in 1983. Increases in sales of software have resulted from the Company's market share growth, geographic expansion and strategic acquisitions. Sales increases also reflect overall growth in the software industry. Contact services revenue has fluctuated based upon contract requirements and needs of the Company's primary customers in this business segment.

DISCONTINUED OPERATIONS

         In May 2000, the Company announced a plan to exit its professional services business. In accordance with this plan, ten of the Company's sixteen professional services sites were closed effective May 31, 2000. The Company sold its three Asia/Pacific sites effective July 31, 2000 and its three remaining North American sites effective August 31, 2000. The Company recorded an estimated loss of $8.0 million on the disposition of the professional services business, including related tax benefits of $3.2 million, during fiscal 2000 and recorded an additional loss of $465,000, including related tax benefits of $221,000 during fiscal 2001.

         The financial data related to the professional services business is classified as discontinued operations for all periods presented.

RESULTS OF CONTINUING OPERATIONS

         The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales from continuing operations:

                                                              Percentage of Net Sales
                                                              For Year Ended April 30,
                                                  --------------------------------------------
                                                     2001             2000             1999
                                                  ----------       ----------       ----------

Net sales                                              100.0%           100.0%           100.0%
Cost of sales                                           91.8             90.2             89.4
                                                  ----------       ----------       ----------
Gross margin                                             8.2              9.8             10.6
Selling, general and administrative expenses             6.6              7.1              7.5
Write-off of Asia/Pacific goodwill                        --               .3               --
Depreciation and amortization                             .9              1.0              1.0
                                                  ----------       ----------       ----------
Operating income                                          .7              1.4              2.1
Non-operating expense, net                                .2               .1               .2
                                                  ----------       ----------       ----------
Income before income taxes                                .5              1.3              1.9
Income tax expense                                        .3               .6               .7
                                                  ----------       ----------       ----------
Income from continuing operations                         .2%              .7%             1.2%
                                                  ==========       ==========       ==========

         Fluctuations in foreign currencies against the U.S. dollar did not have a significant effect on the Company's operating results for the periods presented.

Fiscal 2001 Compared to Fiscal 2000

     Net sales from continuing operations increased approximately 21% in fiscal 2001 compared to fiscal 2000. Software sales for the year ended April 30, 2001 increased 24% over those for the year ended April 30, 2000, primarily due to the Company's strong competitive position with global enterprises, the expansion of the sales force throughout the year and the continued trend on the part of large customers toward enterprise-wide licensing agreements. The Company serves as a designated service provider for VLM agreements which are frequently used by organizations seeking to standardize desktop software applications and, consequently, may involve significant quantities of unit sales for each customer at lower per-unit prices than full-packaged software products. Sales of software through VLM agreements represented approximately 87% of software sales for both the years ended April 30, 2001 and 2000. There is a continued trend on the part of large customers toward enterprise-wide licensing arrangements which simplify the administration of VLM agreements for customers who elect to standardize desktop applications across their organizations.

     In May 2001, Microsoft announced a change to its licensing programs to be effective October 1, 2001, whereby new enterprise-wide licensing arrangements will be priced, billed and collected directly by Microsoft. The Company will continue to provide sales and support services related to these transactions and will earn a service fee directly from Microsoft for these activities. The Company will continue to realize software revenue from existing enterprise-wide agreements, which generally have terms of three years, as well as from sales of software under Microsoft's other licensing programs. The licensing program changes will result in significantly lower revenues for the Company on the affected transactions, but are not expected to significantly impact gross margin dollars. For the year ended April 30, 2001, approximately one-third of the Company's product sales were under Microsoft enterprise-wide licensing agreements.

     Due to current economic conditions, there has been a decrease in spending for information technology by both existing and potential customers over the past year. If customers and potential customers continue to decrease their spending in this area, the Company's revenues could be adversely affected.

     Revenues derived from contact services (formerly referred to as support services) decreased by 21% during fiscal 2001 compared to fiscal 2000. The decrease was primarily attributable to the decision by one of the Company's largest customers to reduce and realign call volumes outsourced to third parties, which resulted in lower call volumes in the Company's Dallas and Spokane call centers. The decline was partially offset by increased business in the Company's Tampa call center, which opened in June 1999. Contact services represented approximately 5% of the Company's overall sales for the year ended April 30, 2001, and 7% of overall sales for the year ended April 30, 2000, and such revenue generated approximately 14% and 16%, respectively, of the Company's gross margin dollars. The Company expects that revenues and the percentage of gross margin dollars provided by contact services will increase as the Company continues to develop and expand this segment of its business.

     For the year ended April 30, 2001, sales outside the United States increased 19% to $205 million, compared to sales of $173 million for the year ended April 30, 2000. Sales in Europe increased 19% to $83 million while sales in Asia/Pacific increased 9% to $52 million for the year ended April 30, 2001. These increases over fiscal 2000 were primarily due to increased sales of software under VLM agreements, including enterprise-wide licensing arrangements.

     Overall gross margin as a percentage of net sales was 8.2% and 9.8% for the years ended April 30, 2001 and 2000, respectively. For the year ended April 30, 2001, gross margin on the sale of PC software declined to 7.4% as compared to 8.8% for the year ended April 30, 2000, primarily due to price competition and the increasing percentage of sales of software through enterprise-wide licensing agreements, which typically have lower gross margins and administrative costs than traditional VLM arrangements. Gross margin percentages on sales of contact services were 25% and 22% for the years ended April 30, 2001 and 2000, respectively.

     The Company believes that gross margin percentages on sales of software may continue to experience downward pressure if the volume of software product sales by the Company through VLM agreements continues, if publishers respond to continued market pressures by reducing financial incentives to resellers or if the level of price competition continues. However, this potential decrease in product gross margin percentages may be offset by anticipated increases in gross margin dollars generated by contact services and service fees under the new Microsoft model.

     Selling, general and administrative ("SG&A") expenses include the costs of the Company's sales and marketing organization as well as purchasing, distribution and administration costs. For the year ended April 30, 2001, SG&A expenses, as a percentage of net sales, decreased to 6.6% as compared to 7.1% for the year ended April 30, 2000. The decrease is primarily due to increased sales in the product services area, as well as more frequent use of the Company's electronic offerings. The Company remains focused on controlling operating costs in both of its business lines.

     Depreciation and amortization for the year ended April 30, 2001 was $10.1 million compared to $10.3 million for the year ended April 30, 2000.

     Operating income for the year ended April 30, 2001 was $9.0 million, compared to $14.0 million in fiscal 2000. The decrease of $5 million is primarily due to lower contact services revenues, reduced gross margin percentages on product services and approximately $1.3 million of nonrecurring charges related to employee severance and excess capacity in the contact services business, primarily related to the reduced call volumes in Spokane and Dallas discussed above.

     In March 2000, the Company received notice from the Internal Revenue Service ("IRS") alleging a tax deficiency for the year ended March 31, 1996. The income adjustments asserted in the notice, approximately $1.3 million, relate to certain payments made by the Company to its foreign subsidiaries. Similar payments, approximating $7.7 million, were deducted in subsequent tax returns. The Company believes that the tax returns for each of these years are substantially correct as filed, and has contested the deficiency assertion through the IRS appeals process. While the Company is prepared to litigate the issues, it also recognizes the costs, risks and distractions inherent in litigation. Accordingly, the Company has conducted settlement discussions with the IRS regarding the alleged 1996 deficiency, but to-date, has not been successful in resolving the claims.

     Although an out-of-court settlement cannot be assured, the Company and the IRS continue to engage in ongoing discussions to resolve the 1996 alleged deficiency. In the event that an agreement is reached for the 1996 tax year, there can be no assurance of a similar result for the subsequent years, which are currently under audit. However, based on negotiations and discussions to-date, the Company has accrued an estimate of $1.5 million, including interest expense, to resolve the aforementioned issues for all applicable tax years. This accrual is included in other current liabilities in the Company's April 30, 2001 balance sheet and reduced earnings per share for fiscal 2001 by $.43. Based on the information available, the Company does not expect that any additional liability related to these matters would materially affect the Company's consolidated financial position or results of operations.

     The Company's effective tax rate for the year ended April 30, 2001 was approximately 59% as compared to approximately 50% for the year ended April 30, 2000. The increase in the Company's effective tax rate is due to the litigation accrual, offset by the impact of international operations, including the nondeductible write-off of goodwill in Asia/Pacific during fiscal 2000.

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

     Revenues derived from contact services increased by 30% during fiscal 2000 compared to fiscal 1999. The increase was primarily attributable to increased business in the Company's Tampa call center, which opened in June 1999, as well as services provided in the Dallas and Spokane contact centers under a large contract that began in the July 1998 quarter. Contact services represented approximately 7% of the Company's overall sales for the year ended April 30, 2000, and 6% of overall sales for the year ended April 30, 1999 and such revenue generated approximately 16% and 17%, respectively, of the Company's gross margin dollars.

     For the year ended April 30, 2000, sales outside the United States increased 15% to $173 million, compared to sales of $151 million for the year ended April 30, 1999. Sales in Europe increased 7% to $70 million while sales in Asia/Pacific increased 8% to $48 million for the year ended April 30, 2000. These increases over 1999 were primarily due to increased sales of software under VLM agreements, including enterprise-wide licensing arrangements.

     Overall gross margin as a percentage of net sales was 9.8% and 10.6% for the years ended April 30, 2000 and 1999, respectively. Gross margins decreased in both of the Company's business segments.

     For the year ended April 30, 2000, gross margin on the sale of PC software declined to 8.8% as compared to 9.3% for the year ended April 30, 1999, primarily due to price competition and the increasing percentage of sales of software through VLM agreements. The Company generally realizes lower gross margins as a percentage of net sales on sales of software through VLM agreements, as compared to sales of full-packaged software products. Gross margin percentages on sales of contact services were 22% and 31% for the years ended April 30, 2000 and 1999, respectively. In July 1998, the Company began providing support services under a large contract with a software publisher involving the introduction of a new product. Initial high call volumes and publisher incentives caused gross margins on this contract to be uncharacteristically high during fiscal 1999.

         SG&A expenses, as a percentage of net sales, decreased to 7.1% for the year ended April 30, 2000, as compared to 7.5% for the year ended April 30, 1999. The decrease is due to operating efficiencies realized in the product services area due to increased sales and more frequent use of the Company's electronic offerings.

         The Company periodically evaluates the carrying value of its long-lived assets when events and circumstances warrant such review. The Company's Asia/Pacific operations did not performed as expected, primarily in New Zealand, and the Company determined the anticipated future undiscounted cash flows from these operations did not support the carrying value of the related assets. Accordingly, a nondeductible charge of approximately $2.6 million was recorded against income from continuing operations in fiscal 2000 to write off goodwill associated with continuing operations in the region.

         Depreciation and amortization for the year ended April 30, 2000 increased to $10.3 million compared to $9.0 million for the year ended April 30, 1999. The increase was due to additional depreciation on the higher level of fixed assets utilized in the Company's contact services business in fiscal 2000.

         Operating income for the year ended April 30, 2000 was $14.0 million, compared to $18.8 million in fiscal 1999. Excluding the aforementioned $2.6 million write-off of goodwill, the remaining decrease of $2.2 million was wholly attributable to the uncharacteristically high margin achieved in contact services during fiscal 1999. Operating income for contact services for fiscal 1999 was $6.6 million, exceeding fiscal 2000 by $3.2 million.

         The Company's effective tax rate for the year ended April 30, 2000 was approximately 50% as compared to approximately 38% for the year ended April 30, 1999. The increase in the Company's effective tax rate reflected the impact of international operations, including the nondeductible write-off of goodwill in Asia/Pacific.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a revolving credit facility (the "Facility") which permits the Company to borrow up to $100 million, subject to availability under its borrowing base. At April 30, 2001, the Company had $51 million of unused borrowing availability under the Facility. The Facility, which expires in March 2002, bears interest at a variable rate (6.3% at April 30, 2001) and provides for an annual commitment fee equal to a variable percentage of the unused line of credit. The Facility, which is secured by accounts receivable and a pledge of the stock of certain of the Company's subsidiaries, requires the Company to maintain certain financial covenants and ratios and places limitations on dividend payments, capital expenditures and certain other borrowings. The Company intends to renew or replace the Facility prior to expiration.

         The Company's New Zealand subsidiary has a revolving credit facility with a local bank totaling $3.8 million. Borrowings bear interest at a floating rate (6.6% at April 30, 2001) and are secured by a $4 million letter of credit issued by the Company. The facility expires in January 2002.

         In 1997, the Company implemented a stock repurchase program which allows for the purchase of the Company's common stock from time to time in the open market or through privately negotiated transactions. The Company funds such purchases with excess cash or borrowings under the Company's credit facility. As of July 16, 2001 the Company had repurchased 1,357,800 shares of common stock, for a total of $19.5 million, under the stock repurchase program and has been authorized by its Board of Directors to repurchase up to an additional $2.2 million of its common stock.

         On December 5, 2000, the Company sold all of the outstanding stock of its customer relationship management ("CRM") subsidiary for proceeds of approximately $6.1 million, consisting of $750,000 in cash and 137,600 shares of common stock of the acquirer, a publicly traded corporation. Concurrent with the sale, Software Spectrum also extinguished certain contingent purchase obligations to the former owners of the CRM business for approximately $2.2 million. The gain realized on the sale was insignificant.

         As of April 30, 2001, the Company held 137,600 shares of the acquirer's stock, offset by a 40,000 share temporary short position. The market price of the stock was $25.10 per share. Subsequent to year end, the short position was closed via an open market purchase, with minimal financial impact. The quoted market price of the stock as of July 16, 2001 was $11.78 per share.

         The increase in trade accounts receivable and trade accounts payable from April 30, 2000 to April 30, 2001 is due to increased sales and the timing of collections of accounts receivable and payments to the Company's vendors. At April 30, 2001 and 2000, accounts receivable represented approximately 56 and 48 days of historical sales, respectively. The increase in days sales outstanding had minimal impact on the Company's cash flow, as it was primarily attributable to a few large transactions involving special financing arrangements between the Company, the customer and the vendor. The decrease in other current liabilities from April 30, 2000 to April 30, 2001 is primarily due to obligations associated with the discontinued professional services business.

         Net cash provided by continuing operating activities was $14.0 million in fiscal 2001, as compared to $8.2 million of cash provided by continuing operating activities in fiscal 2000. The increase in cash provided by continuing operating activities is primarily due to the timing of collections of accounts receivable and payments to the Company's vendors. During fiscal 1999, $28.1 million of cash was provided by continuing operating activities.

         The increase in furniture, equipment and leasehold improvements in fiscal 2001 reflects approximately $5.8 million of capital expenditures relating to the ongoing upgrade of the Company's computer systems. The increase in furniture, equipment and leasehold improvements in fiscal 2000 reflects approximately $10.7 million of capital expenditures relating to the ongoing upgrade of the Company's computer systems and expansion of its contact center in Tampa, Florida. The Company's capital expenditures for fiscal 2002 are expected to be approximately $11 million, primarily expenditures to expand its contact services business and to further upgrade and expand the Company's computer systems.

         The Company expects that its cash requirements for fiscal 2002 will be satisfied from cash flow from operations and borrowings under its credit facility, which the Company intends to renew or replace prior to expiration.

MARKET RISK

         The Company is exposed to market risk from changes in foreign currency exchange rates, security prices and interest rates which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financial activities. The Company does not use derivative financial instruments for speculative or trading purposes.

         The Company conducts business in many foreign currencies and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses and financing transactions. The impacts of fluctuations in foreign currency exchange rates on the Company's geographically diverse operations are often varied and at times offsetting. The Company occasionally uses forward-exchange contracts to hedge these exposures. In addition, the Company issues intercompany advances to its foreign subsidiaries denominated in U.S. dollars, which expose the foreign subsidiaries to the effect of changes in spot exchange rates of their local currencies relative to the U.S. dollar. Based on the Company's foreign currency exchange rate exposure for intercompany borrowings of approximately $12 million at April 30, 2001, the maximum impact of a 10% adverse change in currency rates would be a $1.2 million reduction to net income.

         The Company is exposed to securities price risk relating to its marketable equity securities, and occasionally uses hedging activities to decrease this risk. Based on the shares owned at April 30, 2001, a 10% decline in the price of these securities would decrease net income by approximately $152,000.

         The Company's credit arrangements expose it to fluctuations in interest rates. At April 30, 2001, the Company's New Zealand subsidiary had $3.8 million outstanding under its revolving credit facility, which provides for interest to be paid based on variable rates. Based upon the interest rates and borrowings at April 30, 2001, a 10% increase in interest rates would not materially affect the Company's financial position, results of operations or cash flows.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Other than statements of historical fact, this Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements of the Company that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company uses words like "expects," "anticipates" or "believes" to identify forward-looking statements. These statements include future market trends, expectations concerning the Company's growth and profitability, expectations regarding the economy and the software industry in general, key performance indicators that impact the Company, statements regarding market risk and statements included in the Euro Currency discussion above. In developing any forward-looking statements, the Company makes a number of assumptions, including expectations for continued market growth, supplier relationships, anticipated revenue and gross margin levels, legal and regulatory proceedings and cost savings and efficiencies. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. The Company's ability to continue to grow its product and contact services businesses and improve operational efficiencies will be key to its success in the future. If the industry's or the Company's performance differs materially from these assumptions or estimates, Software Spectrum's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made to conform the statements to actual results or changes in the Company's expectations. This report on Form 10-K for the Company's fiscal year ended April 30, 2001 contains certain cautionary statements under "Forward-Looking Information" that identify factors that could cause the Company's actual results to differ materially from those in the forward-looking statements in this discussion. All forward-looking statements in this discussion are expressly qualified in their entirety by the cautionary statements in this paragraph and under "Forward-Looking Information."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the current directors of the Company, and the persons nominated for election as directors of the Company at its Annual Meeting of Shareholders to be held on September 20, 2001, will appear in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders under the caption "Election of Directors" to be filed pursuant to Regulation 14A. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

         Officers are elected annually by the Board of Directors and serve until their successors are elected and qualified. The current executive officers of the Company are as follows:

                                                                                 Officer
     Name                               Position                                  Since             Age
     ----                               --------                                  -----             ---

     Judy C. Odom            Chairman and Chief Executive Officer                 1983              48
     Keith R. Coogan         President and Chief Operating Officer                1990              49
     Roger J. King           Executive Vice President
                             and President of Product Services                    1990              48
     John R. Sprague         President, Spectrum Contact Services                 2000              55
     Carrie C. Adams         Vice President of Human Resources                    2001              35
     James W. Brown          Vice President and Chief Financial Officer           1998              44
     Lorraine Castorina      Vice President of North American Sales               1998              54
     Robert D. Graham        Vice President of Strategic Relationships            1997              46
                             and General Counsel, Secretary
     Gary W. Hanson          Vice President of Marketing                          2000              43
     Robert B. Mercer        Vice President and Chief Information Officer         1994              49
     Lisa M. Stewart         Vice President of e-Services and
                             Customer Operations                                  1996              39
     Melissa D. Womack       Vice President of Business Development               2000              42


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

         Keith R. Coogan was named President in May 1998 and has been Chief Operating Officer since April 1996. Mr. Coogan has served as a director of the Company since August 1998. Mr. Coogan served as Executive Vice President of the Company from April 1996 to May 1998 and had been a Vice President of the Company since October 1990. Mr. Coogan served as Secretary of the Company from May 1991 through July 1992 and as Treasurer from October 1990 to March 1992. From May 1989 until joining the Company, Mr. Coogan served as Vice President of Finance for Leather Center Holdings, Inc., a privately held manufacturer and retailer of leather furniture. From January 1986 to May 1989, he was Vice President and Chief Financial Officer of Trinity Texas Corporation and Ward Hunt Investments, both of which were privately held real estate sales and development organizations. Mr. Coogan is a Certified Public Accountant.

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

         John R. Sprague joined the Company in October 2000 as President of Spectrum Contact Services. From November 1990 to September 2000, Mr. Sprague served as Vice President of Consumer Services for Experian, Inc., a global credit reporting and information solutions company.

         Carrie C. Adams was promoted to Vice President of Human Resources in February 2001. Ms. Adams joined the Company in February 1999 as Director of Human Resources. From September 1996 through January 1999, Ms. Adams served as Director of Human Resources for Mary Kay Inc., a privately held global cosmetics company. From May 1988 through September 1996, Ms. Adams held various positions at Litton Industries, a publicly held provider of defense and commercial electronics technology, where she last served as Director of Human Resources.

         James W. Brown joined the Company in February 1998 as Vice President and Chief Financial Officer. From November 1991 until joining the Company, Mr. Brown served as Vice President of Corporate Accounting for Affiliated Computer Services, Inc., a publicly held information technology outsourcing provider. Mr. Brown is a Certified Public Accountant.

         Lorraine Castorina was promoted to Vice President of North American Sales in May 1998. Ms. Castorina joined the Company in February 1987 and has served in various sales and sales management positions.

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

         Gary W. Hanson joined the Company as Vice President of Marketing in October 2000. From January 2000 through October 2000, Mr. Hanson served as Vice President of Marketing and Communications for E.W. Blanch Holdings, Inc. a publicly held provider of integrated risk management services. From November 1990 through December 1999, Mr. Hanson served as Director of Communications for Electronic Data Systems Corporation, a publicly held technology services company.

         Robert B. Mercer has been Vice President and Chief Information Officer of the Company since January 1994. From March 1992 until joining the Company, Mr. Mercer was the Vice President and Chief Information Officer of Lechters, Inc., a publicly held specialty retailer. From 1988 to March 1992, he served as Senior Vice President and Chief Information Officer of KG Men's Store, a privately held clothing store chain.

         Lisa M. Stewart has been Vice President of e-Services and Customer Operations since April 1996. From January 1994 through March 1996, Ms. Stewart served as Director of Customer Operations for the Company after having served in various sales, sales management and operations positions. Prior to joining the Company in 1988, Ms. Stewart was employed by Fox T.V. and Hilton Services Corporation.

         Melissa D. Womack rejoined the Company in December 2000 as Vice President of Business Development. From July 2000 through November 2000, Ms. Womack served as Vice President, Marketing for a technology start-up company. Ms. Womack served as Vice President of Marketing for the Company from May 1998 through June 2000 and as Director of Marketing from May 1997 through April 1998. Ms. Womack was previously Director of Sales and Marketing for SABRE Interactive and served in other marketing and sales positions for the SABRE Group since 1987.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will appear in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on September 20, 2001, under the caption "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will appear in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on September 20, 2001, under the captions "Stock Ownership of Principal Shareholders" and "Stock Ownership of Management," which information is incorporated herein by reference.

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

         (3) The following documents are filed or incorporated by reference as exhibits to this Report:

         3.1(a)   Second Restated Articles of Incorporation of the Company.

         3.1(b) Statement of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 1996.)

         3.2      Second Amended and Restated Bylaws of the Company.

         3.3 Rights Agreement between the Company and KeyCorp Shareholder Services, Inc., (the "Rights Agreement") dated December 13, 1996 (incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 1996.)

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

         10.2 Microsoft Large Account Reseller Agreement, dated January 1, 2000 between MSLI, GP and the Company, including Amendment No. 1 thereto, dated July 1, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000.)

         10.3     Intentionally omitted.

         10.4(a) Commercial Lease Agreement, dated May 1, 1990 between CIIF Associates II Limited Partnership and the Company (incorporated by reference to the Company's Registration Statement No. 33-40794 on Form S-1.)

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

         10.5(a) Commercial Lease Agreement, dated as of April 19, 1993 between Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

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

         10.6(a) Lease Agreement between Spokane Teachers Credit Union and Spectrum Integrated Services, Inc. d/b/a Software Spectrum, dated March 10, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000.)

         10.6(b) Amendment to Lease between Spokane Teachers Credit Union and Spectrum Integrated Services, Inc. d/b/a Software Spectrum, dated October 31, 2000.

         10.7(a) Lease Agreement, dated April 28, 2000 between Pretty M.T., L.P. and Spectrum Integrated Services, Inc. d/b/a Software Spectrum (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000.)

         10.7(b) Amendment to Net Lease, dated November 8, 2000 between Pretty M.T., L.P. and Spectrum Integrated Services, Inc. d/b/a Software Spectrum.

         10.8 Lease Agreement, dated April 26, 1996 by and between Beneficiaries of American National Bank Trust Number 104601-03 and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.)

         10.9     Intentionally omitted.

         10.10 Software Spectrum, Inc. Second Amended and Restated Employee Stock Purchase Plan.

         10.11 The Software Spectrum, Inc. Amended and Restated 1993 Long Term Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000.)

         10.12    Intentionally omitted.

         10.13 Management Continuity Agreement ("Continuity Agreement") between the Company and James W. Brown, dated March 1, 1998 together with schedule identifying additional executive officers that are parties to Continuity Agreements.

         10.14 Non-Employee Directors' Retainer Stock Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.)

         10.15(a) Third Amended and Restated Limited Waiver Agreement, dated
                  December 15, 1999 between the Company and Private Capital Management, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000.)

         10.15(b) Fourth Amended and Restated Limited Waiver Agreement, dated
                  September 1, 2000 between the Company and Private Capital Management, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2001.)

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

         10.17(b) Amendment No. 1 to the Software Spectrum, Inc. 1998 Long Term
                  Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000.)

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

         10.18(c) Consent, Waiver and Third Amendment to Amended and Restated
                  Credit Agreement, dated as of July 31, 2000 among the Company, the Chase Manhattan Bank, as Administrative Agent, Chase Bank of Texas, National Association, as Collateral Agent, and other participating financial institutions (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2000.)

         10.18(d) Waiver and Fourth Amendment to Amended and Restated Credit
                  Agreement, dated as of December 12, 2000 among the Company, the Chase Manhattan Bank, as a Bank, as Administrative Agent and as Collateral Agent, and other participating financial institutions (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2000.)

         10.19    Lease Agreement, dated October 19, 1998 between
                  Highwoods/Florida Holdings, L.P. and the Company, together with First Amendment thereto, dated April 16, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999.)

         10.20 Lease, dated February 28, 2000 between SDS Properties Liberty Lake L.L.C. and Spectrum Integrated Services, Inc. d/b/a Software Spectrum (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000.)

         21       Subsidiaries of the Company.

         23       Consent of Grant Thornton LLP, Independent Accountants.

         24       Power of Attorney (included on the signature page of this Form
                  10-K.)

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the quarter ended April 30, 2001.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Report of Independent Certified Public Accountants                                                         F - 1

Financial Statements (Item 14(a) (1))

     Consolidated Balance Sheets as of April 30, 2001 and 2000                                             F - 2

     Consolidated Statements of Operations for the three years ended April 30, 2001                        F - 3

     Consolidated Statements of Shareholders' Equity for the three years ended April 30, 2001              F - 4

     Consolidated Statements of Cash Flows for the three years ended April 30, 2001                        F - 5

     Consolidated Statements of Comprehensive Income (Loss) for the three years ended April 30, 2001       F - 6

     Notes to Consolidated Financial Statements                                                            F - 7

Financial Statement Schedule (Item 14 (a) (2))

     Report of Independent Certified Public Accountants on Schedules                                       S - 1

     Schedule II - Valuation and Qualifying Accounts for the three years ended April 30, 2001              S - 2

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors

Software Spectrum, Inc.


We have audited the accompanying consolidated balance sheets of Software Spectrum, Inc. and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income (loss) for each of the three years in the period ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Software Spectrum, Inc. and subsidiaries as of April 30, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended April 30, 2001 in conformity with accounting principles generally accepted in the United States of America.





/s/     Grant Thornton LLP
-----------------------------------------------
        Grant Thornton LLP

Dallas, Texas
June 13, 2001

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                     ASSETS
                                                                                                April 30,
                                                                                      -----------------------------
                                                                                          2001             2000
                                                                                      -----------       -----------
Current assets
    Cash and cash equivalents                                                         $    13,937       $     5,652
    Marketable equity securities                                                            2,450                --
    Trade accounts receivable, net of allowance for doubtful
     accounts of $3,649 in 2001 and $2,767 in 2000                                        151,734           145,954
    Prepaid expenses                                                                        1,010             1,031
    Net assets of discontinued operations                                                      --            12,037
    Other current assets                                                                    3,156             4,869
                                                                                      -----------       -----------
       Total current assets                                                               172,287           169,543

Furniture, equipment and leasehold improvements, at cost                                   43,495            48,108
    Less accumulated depreciation and amortization                                         25,369            27,301
                                                                                      -----------       -----------
                                                                                           18,126            20,807
Other assets, consisting primarily of goodwill, net of accumulated
    amortization of $12,095 in 2001 and $9,819 in 2000                                     37,376            42,504
                                                                                      -----------       -----------

                                                                                      $   227,789       $   232,854
                                                                                      ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                                              $     3,800       $        63
    Trade accounts payable                                                                152,735           135,410
    Other current liabilities                                                              11,531            24,602
                                                                                      -----------       -----------
       Total current liabilities                                                          168,066           160,075

Long-term debt, less current maturities                                                        --             7,800

Shareholders' equity
    Preferred stock, par value $.01; authorized, 1,000,000 shares;
     issued and outstanding, none                                                              --                --
    Common stock, par value $.01; authorized, 20,000,000 shares;
     issued, 4,615,025 shares in 2001 and 4,585,140 shares in 2000                             46                46
    Additional paid-in capital                                                             42,601            42,292
    Retained earnings                                                                      42,269            39,897
    Currency translation adjustments                                                       (4,835)           (4,267)
                                                                                      -----------       -----------
                                                                                           80,081            77,968
    Less treasury stock at cost - 1,409,801 shares in 2001
     and 841,201 shares in 2000                                                            20,358            12,989
                                                                                      -----------       -----------
       Total shareholders' equity                                                          59,723            64,979
                                                                                      -----------       -----------

                                                                                      $   227,789       $   232,854
                                                                                      ===========       ===========


                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)




                                                                               Year Ended April 30,
                                                                --------------------------------------------------
                                                                    2001               2000               1999
                                                                ------------       ------------       ------------
Net sales
    Software services                                           $  1,158,031       $    935,873       $    833,667
    Contact services                                                  55,252             69,705             53,640
                                                                ------------       ------------       ------------
                                                                   1,213,283          1,005,578            887,307
Cost of sales
    Software services                                              1,072,504            853,110            755,758
    Contact services                                                  41,237             54,251             37,146
                                                                ------------       ------------       ------------
                                                                   1,113,741            907,361            792,904
                                                                ------------       ------------       ------------
    Gross margin                                                      99,542             98,217             94,403

Selling, general and administrative expenses                          80,488             71,386             66,604
Write-off of Asia/Pacific goodwill                                        --              2,557                 --
Depreciation and amortization                                         10,090             10,286              9,017
                                                                ------------       ------------       ------------
    Operating income                                                   8,964             13,988             18,782
Non-operating expense (income)
    Interest expense                                                   2,323              1,438              1,956
    Interest income                                                     (932)              (716)              (519)
    Other                                                                636                 --                 --
                                                                ------------       ------------       ------------
                                                                       2,027                722              1,437
                                                                ------------       ------------       ------------
    Income before income taxes                                         6,937             13,266             17,345
Income tax expense                                                     4,100              6,580              6,591
                                                                ------------       ------------       ------------
    Income from continuing operations                                  2,837              6,686             10,754

Discontinued operations
    Loss from operations of discontinued professional
       services business (net of applicable tax benefit)                  --              5,729              4,623
    Loss on disposition of professional services business,
       including provision for operating losses during
       phase-out period (net of applicable tax benefit)                  465              7,956                 --
                                                                ------------       ------------       ------------
    Loss from discontinued operations                                    465             13,685              4,623
                                                                ------------       ------------       ------------
    Net income (loss)                                           $      2,372       $     (6,999)      $      6,131
                                                                ============       ============       ============

Earnings (loss) per share - basic
    Income from continuing operations                           $        .81       $       1.70       $       2.53
                                                                ============       ============       ============
    Net income (loss)                                           $        .68       $      (1.78)      $       1.44
                                                                ============       ============       ============
Earnings (loss) per share - diluted
    Income from continuing operations                           $        .81       $       1.69       $       2.52
                                                                ============       ============       ============
    Net income (loss)                                           $        .68       $      (1.77)      $       1.43
                                                                ============       ============       ============
Weighted average shares outstanding
    Basic                                                              3,487              3,934              4,244
                                                                ============       ============       ============
    Diluted                                                            3,492              3,963              4,273
                                                                ============       ============       ============



                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In thousands, except number of shares)


                                           Common Stock        Additional                  Currency
                                     -----------------------    Paid-in      Retained     Translation
                                       Shares       Amount      Capital      Earnings     Adjustments
                                     ----------   ----------   ----------   ----------    -----------

Balances at May 1, 1998               4,397,678   $       44   $   39,496   $   40,765    $   (2,627)

Stock issued pursuant to employee
  benefit plans, including related
  tax benefit of $105                    93,864            1        1,337           --            --

Purchase of treasury stock                   --           --           --           --            --

Net income                                   --           --           --        6,131            --

Currency translation adjustments             --           --           --           --          (465)
                                     ----------   ----------   ----------   ----------    ----------
Balances at April 30, 1999            4,491,542           45       40,833       46,896        (3,092)

Stock issued pursuant to employee
  benefit plans, including related
  tax benefit of $95                     76,694            1        1,159           --            --

Stock issued in connection with
  acquisition of Comptroller
  Technology, Inc.                       16,904           --          300           --            --

Purchase of treasury stock                   --           --           --           --            --

Net loss                                     --           --           --       (6,999)           --

Currency translation adjustments             --           --           --           --        (1,175)
                                     ----------   ----------   ----------   ----------    ----------
Balances at April 30, 2000            4,585,140           46       42,292       39,897        (4,267)

Stock issued pursuant to employee
  benefit plans                          29,885           --          309           --            --

Purchase of treasury stock                   --           --           --           --            --

Net income                                   --           --           --        2,372            --

Currency translation adjustments             --           --           --           --          (568)
                                     ----------   ----------   ----------   ----------    ----------
Balances at April 30, 2001            4,615,025   $       46   $   42,601   $   42,269    $   (4,835)
                                     ==========   ==========   ==========   ==========    ==========



                                           Treasury Stock
                                      ------------------------
                                        Shares        Amount        Total
                                      ----------    ----------    ----------

Balances at May 1, 1998                  (92,111)   $   (1,408)   $   76,270

Stock issued pursuant to employee
  benefit plans, including related
  tax benefit of $105                         --            --         1,338

Purchase of treasury stock              (292,790)       (4,349)       (4,349)

Net income                                    --            --         6,131

Currency translation adjustments              --            --          (465)
                                      ----------    ----------    ----------
Balances at April 30, 1999              (384,901)       (5,757)       78,925

Stock issued pursuant to employee
  benefit plans, including related
  tax benefit of $95                          --            --         1,160

Stock issued in connection with
  acquisition of Comptroller
  Technology, Inc.                            --            --           300

Purchase of treasury stock              (456,300)       (7,232)       (7,232)

Net loss                                      --            --        (6,999)

Currency translation adjustments              --            --        (1,175)
                                      ----------    ----------    ----------
Balances at April 30, 2000              (841,201)      (12,989)       64,979

Stock issued pursuant to employee
  benefit plans                               --            --           309

Purchase of treasury stock              (568,600)       (7,369)       (7,369)

Net income                                    --            --         2,372

Currency translation adjustments              --            --          (568)
                                      ----------    ----------    ----------
Balances at April 30, 2001            (1,409,801)   $  (20,358)   $   59,723
                                      ==========    ==========    ==========

                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                    Year Ended April 30,
                                                                         ------------------------------------------
                                                                             2001           2000            1999
                                                                         ----------      ----------      ----------
Operating activities
  Income from continuing operations                                      $    2,837      $    6,686      $   10,754
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities
       Provision for bad debts                                                2,035           1,604           1,324
       Depreciation and amortization                                         10,090          10,286           9,017
       Write-off of Asia/Pacific goodwill                                        --           2,557              --
       Net losses on sales, revaluation or write-offs of assets               1,154              --              --
       Deferred income taxes                                                   (210)            (29)          1,244
       Changes in operating assets and liabilities, net of impact of purchases and sales of subsidiaries
          Trade accounts receivable                                         (10,827)        (19,891)         27,717
          Marketable equity securities                                        2,148              --              --
          Inventories                                                           620            (367)          4,183
          Prepaid expenses and other assets                                   1,128             959           1,074
          Trade accounts payable and other
             current liabilities                                              4,999           6,405         (27,249)
                                                                         ----------      ----------      ----------
  Net cash provided by operating activities                                  13,974           8,210          28,064
                                                                         ----------      ----------      ----------

 Investing activities
  Purchase of furniture, equipment and
    leasehold improvements                                                   (5,834)        (10,701)         (8,250)
  Purchase of subsidiary, net of cash acquired                               (2,159)         (1,916)             --
  Sale of subsidiary, net                                                       503              --              --
                                                                         ----------      ----------      ----------
  Net cash used in investing activities                                      (7,490)        (12,617)         (8,250)
                                                                         ----------      ----------      ----------

 Financing activities
  Borrowings on long-term debt                                              296,710         169,315         205,366
  Repayments of long-term debt                                             (300,773)       (170,192)       (204,898)
  Proceeds from stock issuance                                                  309           1,160           1,338
  Purchase of treasury stock                                                 (7,369)         (7,232)         (4,349)
                                                                         ----------      ----------      ----------
  Net cash used in financing activities                                     (11,123)         (6,949)         (2,543)
                                                                         ----------      ----------      ----------

 Effect of exchange rate changes on cash                                       (867)           (722)           (499)
                                                                         ----------      ----------      ----------

 Net cash provided by (used in) continuing operations                        (5,506)        (12,078)         16,772
 Net cash provided by (used in) discontinued operations                      13,791          (2,354)         (3,817)
                                                                         ----------      ----------      ----------

 Increase (decrease) in cash and cash equivalents                             8,285         (14,432)         12,955
 Cash and cash equivalents at beginning of year                               5,652          20,084           7,129
                                                                         ----------      ----------      ----------
 Cash and cash equivalents at end of year                                $   13,937      $    5,652      $   20,084
                                                                         ==========      ==========      ==========

 Supplemental disclosure of cash paid during the year
  Income taxes                                                           $    3,418      $    1,853      $    5,070
  Interest                                                                    1,164           1,132           1,673



                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)


                                                 Year Ended April 30,
                                     ------------------------------------------
                                        2001            2000            1999
                                     ----------      ----------      ----------

Net income (loss)                    $    2,372      $   (6,999)     $    6,131
Currency translation adjustments           (568)         (1,175)           (465)
                                     ----------      ----------      ----------
Comprehensive income (loss)          $    1,804      $   (8,174)     $    5,666
                                     ==========      ==========      ==========


                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     The Company is a global business-to-business software services provider with sales locations, operations and contact centers located in North America, Europe and Asia/Pacific. The Company sells personal computer software through volume licensing and maintenance ("VLM") agreements, or right-to-copy arrangements, and full-packaged software products. In addition, the Company provides contact center solutions to software publishers, Internet service providers, original equipment manufacturers and other organizations.

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

Marketable Equity Securities

     The Company's marketable equity securities are classified as trading securities and are recorded at fair value as determined by quoted market prices. Gains and losses on these securities are included in other non-operating expense.

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

Furniture, Equipment and Leasehold Improvements

     Furniture, equipment and leasehold improvements are stated at cost. Depreciation of furniture and equipment is provided primarily on the straight-line method over the estimated useful lives ranging from two to ten years. Amortization of leasehold improvements is provided on the straight-line method over the shorter of the useful lives of the assets or the terms of the corresponding leases.

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

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

Derivatives and Hedging

         Effective May 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. This standard requires that all derivatives be recognized as either assets or liabilities at estimated fair value. The adoption of SFAS 133 did not have a material effect on the Company's financial position or results of operations.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

         In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $2.5 million. The Company has not yet determined when it will adopt SFAS 142.

NOTE B - DISCONTINUED OPERATIONS

     In May 2000, the Company announced a plan to exit its professional services business. In accordance with this plan, ten of the Company's sixteen professional services sites were closed effective May 31, 2000. The Company sold its three Asia/Pacific sites, excluding accounts receivable, effective July 31, 2000 for approximately $725,000 and its three remaining North American sites effective August 31, 2000 for approximately $1.4 million. The Company recorded an estimated loss of $8.0 million on the disposition of the professional services business, net of related tax benefits of $3.2 million during fiscal 2000. An additional loss of $465,000, including tax benefits of $221,000, was recorded during fiscal 2001, primarily related to customer collection issues and real estate leases. The pretax loss accrual and the related accrued tax benefit are classified as other current liabilities and other current assets, respectively, in the Company's consolidated balance sheets.

     The financial data related to the professional services business is classified as discontinued operations for all periods presented.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE B - DISCONTINUED OPERATIONS (CONTINUED)

     Operating results from discontinued operations were as follows:

                                                                                         Year Ended April 30,
                                                                                     --------------------------
                                                                                        2000            1999
                                                                                     ----------      ----------
Revenues                                                                             $   45,707      $   42,656
Loss before income taxes                                                                 (8,616)         (6,775)
Income tax benefit                                                                        2,887           2,152
Loss from discontinued operations                                                        (5,729)         (4,623)


     The net assets of discontinued operations were as follows at April 30, 2000:

Accounts receivable, net                                                             $   11,051
Prepaid expenses and other current assets                                                   317
Furniture, equipment and leasehold improvements, net                                      3,244
Other assets                                                                                201
Trade accounts payable                                                                     (187)
Other current liabilities                                                                (2,589)
                                                                                     ----------
                                                                                     $   12,037
                                                                                     ==========

NOTE C - MARKETABLE EQUITY SECURITIES

     The Company's marketable equity securities consist of 137,600 shares of common stock acquired through the sale of its customer relationship management ("CRM") subsidiary (see Note K), offset by a 40,000 share temporary short position. Other non-operating expense for the year ended April 30, 2001 included realized gains of $1.3 million, offset by net unrealized losses of approximately $2 million, related to these securities. Subsequent to year end, the short position was closed via an open market purchase, with minimal financial impact. As of July 16, 2001, the quoted market price of the stock was $11.78 per share.

NOTE D - GOODWILL

     The Company periodically evaluates the carrying value of its long-lived assets when events and circumstances warrant such review. The Company's Asia/Pacific operations did not perform as expected, primarily in New Zealand, and the Company determined the anticipated future undiscounted cash flows from these operations did not support the carrying value of the related assets. Accordingly, a nondeductible charge of approximately $2.6 million was recorded against income from continuing operations in fiscal 2000 to write off goodwill associated with continuing operations in the region.

NOTE E - LONG-TERM DEBT

     Long-term debt consisted of (in thousands):

                                                                                                April 30,
                                                                                      -----------------------------
                                                                                          2001              2000
                                                                                      -----------       -----------

Notes payable to foreign banks                                                        $     3,800       $     7,800
Other                                                                                          --                63
                                                                                      -----------       -----------
                                                                                            3,800             7,863
Less current maturities                                                                     3,800                63
                                                                                      -----------       -----------

                                                                                      $        --       $     7,800
                                                                                      ===========       ===========

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE E - LONG-TERM DEBT (CONTINUED)

     The Company has a revolving credit facility (the "Facility") which permits the Company to borrow up to $100 million, subject to availability under its borrowing base. At April 30, 2001, the Company had $51 million of unused borrowing availability under the Facility. The Facility, which expires in March 2002, bears interest at a variable rate (6.3% at April 30, 2001) and provides for an annual commitment fee equal to a variable percentage of the unused line of credit. The Facility, which is secured by accounts receivable and a pledge of the stock of certain of the Company's subsidiaries, requires the Company to maintain certain financial covenants and ratios and places limitations on dividend payments, capital expenditures and certain other borrowings.

     The Company's New Zealand subsidiary has a revolving credit facility with a local bank totaling $3.8 million. Borrowings bear interest at a floating rate (6.6% at April 30, 2001) and are secured by a $4 million letter of credit issued by the Company. The facility expires in January 2002.

NOTE F - INCOME TAXES

     Income before income taxes is comprised of the following (in thousands):

                                                                                    Year Ended April 30,
                                                                         ------------------------------------------
                                                                            2001            2000           1999
                                                                         -----------    -----------     -----------

  United States                                                          $     8,628    $    17,992     $    16,681

  Foreign                                                                     (1,691)        (4,726)            664
                                                                         -----------    -----------     -----------

  Income before income taxes                                             $     6,937    $    13,266     $    17,345
                                                                         ===========    ===========     ===========


     The Company's provision (benefit) for income taxes is comprised of the following (in thousands):

                                                            Federal        Foreign          State          Total
                                                          -----------    -----------    -----------     -----------

Year ended April 30, 2001
     Current                                              $     3,669    $       286    $       355     $     4,310
     Deferred                                                     209           (419)            --            (210)
                                                          -----------    -----------    -----------     -----------
                                                          $     3,878    $      (133)   $       355     $     4,100
                                                          ===========    ===========    ===========     ===========

Year ended April 30, 2000
     Current                                              $     6,089    $        90    $       430     $     6,609
     Deferred                                                    (103)            74             --             (29)
                                                          -----------    -----------    -----------     -----------
                                                          $     5,986    $       164    $       430     $     6,580
                                                          ===========    ===========    ===========     ===========

Year ended April 30, 1999
     Current                                              $     4,884    $       170    $       293     $     5,347
     Deferred                                                     605            639             --           1,244
                                                          -----------    -----------    -----------     -----------
                                                          $     5,489    $       809    $       293     $     6,591
                                                          ===========    ===========    ===========     ===========

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE F - INCOME TAXES (CONTINUED)

     A reconciliation of income tax expense from continuing operations using the statutory federal income tax rate of 34% to the actual income tax expense from continuing operations follows (in thousands):

                                                                                    Year Ended April 30,
                                                                         ------------------------------------------
                                                                            2001            2000           1999
                                                                         -----------    -----------     -----------
  Income tax at statutory rate                                           $     2,359    $     4,510     $     5,897
  State and local income taxes, net of federal benefit                           234            284             193
  Impact of foreign operations, including differences
    between foreign and U.S. tax rates, losses
    without tax benefits and related charges                                   1,771            540             159
  Nondeductible goodwill amortization and write-off                                2            987             134

  Other                                                                         (266)           259             208
                                                                         -----------    -----------     -----------
  Income tax expense                                                     $     4,100    $     6,580     $     6,591
                                                                         ===========    ===========     ===========

     Deferred tax assets and liabilities as of April 30, 2001 and 2000, which are included in other assets and other current assets, consist of the following (in thousands):

                                                                                                April 30,
                                                                                      -----------------------------
                                                                                          2001              2000
                                                                                      -----------       -----------

Accounts receivable                                                                   $       435       $       317
Accrued expenses                                                                              463             2,910
Foreign net operating loss carryforwards                                                    1,332               896
Unrealized currency losses                                                                    230                --
Other                                                                                          27                42
                                                                                      -----------       -----------
    Deferred tax assets                                                                     2,487             4,165
                                                                                      -----------       -----------
Depreciation and amortization                                                                (450)             (459)
Other                                                                                          --               (57)
                                                                                      -----------       -----------
    Deferred tax liabilities                                                                 (450)             (516)
                                                                                      -----------       -----------
Valuation allowance                                                                        (1,501)             (896)
                                                                                      -----------       -----------
                                                                                      $       536       $     2,753
                                                                                      ===========       ===========

     At April 30, 2001, the Company's foreign subsidiaries had net operating loss carryforwards of approximately $7.2 million. Utilization of these carryforwards is limited to income of the respective subsidiaries; accordingly, a valuation allowance has been provided for approximately $4.6 million of these carryforwards.

NOTE G - EMPLOYEE BENEFIT PLANS

     In August 1993, the Company's shareholders approved the adoption of the 1993 Long Term Incentive Plan. In September 1998, the shareholders approved the adoption of the 1998 Long Term Incentive Plan. Under the terms of the 1993 and 1998 Long Term Incentive Plans, awards may be granted in the form of incentive or non-qualified stock options, restricted shares of common stock, or units valued on the basis of Company performance. Stock options are granted at the quoted market price of the Company's stock at the date of grant, become exercisable over periods of up to five years and expire on various dates from 2001 through 2011. At April 30, 2001, 86,000 and 167,680 shares of common stock were reserved for future grant under the 1998 and 1993 Long Term Incentive Plans, respectively.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE G - EMPLOYEE BENEFIT PLANS (CONTINUED)

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

                                                                                    Year Ended April 30,
                                                                         ------------------------------------------
                                                                             2001           2000            1999
                                                                         -----------    -----------     -----------

  Net income (loss) - as reported                                          $   2,372    $   (6,999)     $     6,131

  Net income (loss) - pro forma                                                2,164        (7,654)           5,646

  Earnings (loss) per share - as reported
      Basic                                                                      .68         (1.78)            1.44
      Diluted                                                                    .68         (1.77)            1.43
  Earnings (loss) per share - pro forma
      Basic                                                                      .62         (1.95)            1.33
      Diluted                                                                    .62         (1.93)            1.32

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2001, 2000 and 1999, respectively: dividend yield of 0% for all periods; volatility of 73%, 68% and 49%; risk-free interest rates of 5.75%, 5.73% and 5.75% and expected lives of five, four and four years. The weighted average fair values of options granted were $9.24, $8.79 and $8.34 per share during fiscal 2001, 2000 and 1999, respectively.

     Option activity for the three years ended April 30, 2001 is summarized as follows:

                                                                 Number of Shares            Weighted Average
                                                                Underlying Options            Exercise Price
                                                              --------------------        ----------------------

Outstanding at May 1, 1998                                            482,940                       $16.65
Granted                                                               174,850                        18.69
Exercised                                                             (53,800)                       13.06
Canceled/forfeited                                                    (80,900)                       18.99
                                                                  -----------
Outstanding at April 30, 1999                                         523,090                        17.28
Granted                                                               195,950                        15.70
Exercised                                                             (36,460)                       14.76
Canceled/forfeited                                                   (110,630)                       21.68
                                                                  -----------
Outstanding at April 30, 2000                                         571,950                        16.05
Granted                                                               228,400                        14.44
Exercised                                                                (300)                       12.88
Canceled/forfeited                                                   (165,760)                       15.72
                                                                  -----------
Outstanding at April 30, 2001                                         634,290                        15.55
                                                                  ===========

Exercisable at April 30, 1999                                         208,430                        18.37
                                                                  ===========

Exercisable at April 30, 2000                                         197,590                        15.57
                                                                  ===========

Exercisable at April 30, 2001                                         232,750                        15.71
                                                                  ===========

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE G - EMPLOYEE BENEFIT PLANS (CONTINUED)

     Further information regarding options outstanding and options exercisable at April 30, 2001 is summarized below:

                                                    Options Outstanding                     Options Exercisable
                                      ----------------------------------------------    ---------------------------
                                                         Weighted         Weighted                       Weighted
                                        Number            Average          Average         Number         Average
                  Range of                of             Remaining        Exercise           of          Exercise
               Exercise Prices          Shares             Life             Price          Shares          Price
           ----------------------     -----------    ----------------    -----------    -----------     -----------

           $     5.01  to   10.00          25,250          9.48          $      9.65          6,000     $    9.50
                10.01  to   15.00         120,930          3.09                12.73         82,360         12.96
                15.01  to   20.00         416,150          5.46                15.82        113,300         16.52
                20.01  to   25.00          67,960          3.15                20.53         27,090         20.55
                25.01  to   30.00           4,000           .29                26.00          4,000         26.00
           ----------------------     -----------    ----------------    -----------    -----------     ---------
           $     5.01  to   30.00         634,290          4.89          $     15.55        232,750     $   15.71
           ======================     ===========    ================    ===========    ===========     =========

     In July 1992, the Company approved an Employee Stock Purchase Plan which allows eligible employees to purchase shares of common stock through payroll deductions. The shares can be purchased at an amount equal to 85% of the fair market value of the common stock on the exercise date. The plan provides for a series of monthly offerings, with an exercise date of the 15th of each month. Each employee may purchase up to $15,000 of fair market value of common stock per calendar year, limited to 10% of a participant's compensation. At April 30, 2001, approximately 138,000 shares of common stock were reserved for issuance under the plan. For the years ended April 30, 2001, 2000 and 1999, 29,297, 39,088, and 40,196 shares, respectively, were issued under the plan.

         The Company's employee savings plan covers all employees who are 19 years of age or older and have six months of service with the Company. The plan allows participants to make voluntary pre-tax contributions, which are partially matched by the Company, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employer contributions to the plan are at the discretion of the Board of Directors and are reduced by forfeited contributions. The Company's contributions to the plan for the years ended April 30, 2001, 2000 and 1999, net of reductions for forfeitures, were $164,000, $306,000 and $320,000, respectively.

NOTE H - EARNINGS PER SHARE

     The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options that were not included in the computation of diluted earnings per share because their effect would be antidilutive totaled approximately 496,000, 293,000 and 293,000 shares for the years ended April 30, 2001, 2000 and 1999, respectively.

                                                                                      Year Ended April 30,
                                                                           ----------------------------------------
                                                                               2001           2000         1999
                                                                           -----------    -----------   -----------
Income from continuing operations                                          $     2,837    $     6,686   $    10,754
                                                                           -----------    -----------   -----------
Loss from discontinued operations                                          $      (465)   $   (13,685)  $    (4,623)
                                                                           -----------    -----------   -----------
Weighted average shares outstanding (basic)                                      3,487          3,934         4,244
Effect of dilutive employee and director stock options                               5             29            29
                                                                           -----------    -----------   -----------
Weighted average shares outstanding (diluted)                                    3,492          3,963         4,273
                                                                           -----------    -----------   -----------
Earnings per share from continuing operations (basic)                      $       .81    $      1.70   $      2.53
                                                                           ===========    ===========   ===========
Earnings per share from continuing operations (diluted)                    $       .81    $      1.69   $      2.52
                                                                           ===========    ===========   ===========
Loss per share from discontinued operations (basic)                        $      (.13)   $     (3.48)  $     (1.09)
                                                                           ===========    ============  ===========
Loss per share from discontinued operations (diluted)                      $      (.13)   $     (3.46)  $     (1.08)
                                                                           ===========    ============  ===========

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE I - LEASES

     The Company leases various office facilities as well as certain office and computer equipment under leases classified as operating leases. Future minimum rental payments under all long-term, noncancelable operating leases at April 30, 2001 are as follows (in thousands):

Year Ending April 30:
---------------------

       2002                                                                                              $    4,846
       2003                                                                                                   4,987
       2004                                                                                                   4,958
       2005                                                                                                   3,386
       2006                                                                                                   1,170
       Thereafter                                                                                             1,658
                                                                                                         ----------
                                                                                                             21,005
       Less sublease receivable                                                                                 103
                                                                                                         ----------
                                                                                                         $   20,902
                                                                                                         ==========

     Rent expense for operating leases totaled $4.8 million, $3.7 million and $2.6 million for fiscal 2001, 2000 and 1999, respectively.

NOTE J - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

     The Company's reportable segments are strategic business units that offer diverse products and services. The Company has two reportable segments: software services and contact services. The software services segment sells software applications through volume licensing and maintenance agreements and full-packaged software products. The contact services segment provides telephone and Internet contact services to software publishers, Internet service providers, original equipment manufacturers and other organizations.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income or loss from operations prior to allocation of corporate overhead. Unallocated corporate overhead includes the costs of the Company's corporate functions, such as finance, human resources and information systems, as well as the compensation of the Company's officers. Information for the Company's reportable segments for the years ended April 30, 2001, 2000 and 1999 is presented below (in thousands). Note that the Company does not allocate expenditures for assets on a segment basis for internal management reporting and, therefore, such information is not presented.

                                                                                      Year Ended April 30,
                                                                             --------------------------------------
                                                                                 2001         2000         1999
                                                                             -----------  -----------   -----------
Net sales
    Software services                                                        $ 1,158,031  $   935,873   $   833,667
    Contact services                                                              55,252       69,705        53,640
                                                                             -----------  -----------   -----------
                                                                             $ 1,213,283  $ 1,005,578   $   887,307
                                                                             ===========  ===========   ===========
Operating income
    Software services                                                        $    49,389  $    50,042   $    44,855
    Contact services                                                              (1,096)       3,374         6,613
    Unallocated corporate overhead                                               (39,329)     (39,428)      (32,686)
                                                                             -----------  -----------   -----------
                                                                             $     8,964  $    13,988   $    18,782
                                                                             ===========  ===========   ===========
Depreciation and amortization
    Software services                                                        $       651  $       969   $     1,078
    Contact services                                                               3,504        3,428         2,351
    Unallocated corporate overhead                                                 5,935        5,889         5,588
                                                                             -----------  -----------   -----------
                                                                             $    10,090  $    10,286   $     9,017
                                                                             ===========  ===========   ===========
Assets
    Software services                                                        $   144,891  $   140,705
    Contact services                                                              17,599       19,766
    Unallocated corporate assets                                                  65,299       60,346
    Assets of discontinued operations                                                 --       12,037
                                                                             -----------  -----------
                                                                             $   227,789  $   232,854
                                                                             ===========  ===========

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE J - BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

     Information regarding foreign operations for the years ended April 30, 2001, 2000 and 1999 follows (in thousands). Sales are attributed to countries based upon the location of the customer.

                                                                                      Year Ended April 30,
                                                                             --------------------------------------
                                                                                 2001         2000         1999
                                                                             -----------  -----------   -----------
Net sales
   United States                                                             $ 1,008,592  $   832,957   $   736,583
   Foreign                                                                       204,691      172,621       150,724
                                                                             -----------  -----------   -----------
                                                                             $ 1,213,283  $ 1,005,578   $   887,307
                                                                             ===========  ===========   ===========
Long-lived assets
   United States                                                             $    51,387  $    58,486
   Foreign                                                                         3,243        3,843
                                                                             -----------  -----------
                                                                             $    54,630  $    62,329
                                                                             ===========  ===========

NOTE K - CUSTOMER RELATIONSHIP MANAGEMENT BUSINESS

     On September 2, 1999, the Company acquired all of the outstanding shares of common stock of Comptroller Technology, Inc., d/b/a Quinn, Reeder and Associates, a privately held technology company which specializes in providing customer relationship management solutions. The purchase price was $2.3 million, including cash of $2.0 million and the issuance of 16,904 shares of the Company's common stock. In addition, the purchase agreement provided for the payment of additional cash consideration during the three years following the closing date if certain earnings targets were met. The acquisition was accounted for using the purchase method of accounting. The operating results of the acquired business have been included in the consolidated statements of operations from the date of acquisition. Pro forma operating results, giving effect to the acquisition as though it had occurred at the beginning of fiscal 1999, are not presented because they are not materially different than the Company's actual results.

     On December 5, 2000, the Company sold all of the outstanding stock of this subsidiary for proceeds of approximately $6.1 million, consisting of $750,000 in cash and 137,600 shares of common stock of the acquirer, a publicly traded corporation. Concurrent with the sale, the Company also extinguished its contingent purchase obligations to the former owners of the business for approximately $2.2 million. The gain realized on the sale was insignificant.

NOTE L - CONTINGENCY

     In March 2000, the Company received notice from the Internal Revenue Service ("IRS") alleging a tax deficiency for the year ended March 31, 1996. The income adjustments asserted in the notice, approximately $1.3 million, relate to certain payments made by the Company to its foreign subsidiaries. Similar payments, approximating $7.7 million, were deducted in subsequent tax returns. The Company believes that the tax returns for each of these years are substantially correct as filed, and has contested the deficiency assertion through the IRS appeals process. While the Company is prepared to litigate the issues, it also recognizes the costs, risks and distractions inherent in litigation. Accordingly, the Company has conducted settlement discussions with the IRS regarding the alleged 1996 deficiency, but to-date, has not been successful in resolving the claims.

     Although an out-of-court settlement cannot be assured, the Company and the IRS continue to engage in ongoing discussions to resolve the 1996 alleged deficiency. In the event that an agreement is reached for the 1996 tax year, there can be no assurance of a similar result for the subsequent years, which are currently under audit. However, based on negotiations and discussions to-date, the Company has accrued an estimate of $1.5 million, including interest expense, to resolve the aforementioned issues for all applicable tax years. This accrual is included in other current liabilities in the Company's April 30, 2001 balance sheet and reduced earnings per share for fiscal 2001 by $.43. Based on the information available, the Company does not expect that any additional liability related to these matters would materially affect the Company's consolidated financial position or results of operations.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE M - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the unaudited quarterly financial data for the years ended April 30, 2001 and 2000 (in thousands, except per share amounts):

                                                             Quarter Ended
                                      -----------------------------------------------------------
                                                              Fiscal 2001
                                      -----------------------------------------------------------
                                        April 30,       Jan. 31,       Oct. 31,        July 31,
                                          2001            2001           2000            2000
                                      ------------    ------------   ------------    ------------

Net sales (1)                         $    274,257    $    429,112   $    246,015    $    263,899
Gross margin (1)                            25,172          30,100         21,470          22,800
Income (loss) from continuing
  operations (2) (4)                          (394)          3,736           (881)            376
Loss from discontinued
  operations                                    --              --           (465)             --
Net income (loss)                             (394)          3,736         (1,346)            376
Earnings (loss) per share - basic
     Income (loss) from
       continuing operations                  (.12)           1.10           (.25)            .10
     Loss from discontinued
       operations                               --              --           (.13)             --
     Net income (loss)                        (.12)           1.10           (.38)            .10
Earnings (loss) per share - diluted
     Income (loss) from
       continuing operations                  (.12)           1.10           (.25)            .10
     Loss from discontinued
       operations                               --              --           (.13)             --
     Net income (loss)                        (.12)           1.10           (.38)            .10




                                                              Quarter Ended
                                      ------------------------------------------------------------
                                                               Fiscal 2000
                                      ------------------------------------------------------------
                                        April 30,       Jan. 31,       Oct. 31,         July 31,
                                         2000 (3)         2000            1999            1999
                                      ------------    ------------    ------------    ------------

Net sales (1)                         $    247,223    $    302,828    $    227,124    $    228,403
Gross margin (1)                            22,822          28,878          22,856          23,661
Income (loss) from continuing
  operations (2) (4)                        (1,109)          4,087           1,775           1,933
Loss from discontinued
  operations                               (10,196)         (1,912)         (1,091)           (486)
Net income (loss)                          (11,305)          2,175             684           1,447
Earnings (loss) per share - basic
     Income (loss) from
       continuing operations                  (.30)           1.06             .44             .47
     Loss from discontinued
       operations                            (2.72)           (.50)           (.27)           (.12)
     Net income (loss)                       (3.02)            .56             .17             .35
Earnings (loss) per share - diluted
     Income (loss) from
       continuing operations                  (.30)           1.02             .44             .47
     Loss from discontinued
       operations                            (2.72)           (.48)           (.27)           (.12)
     Net income (loss)                       (3.02)            .54             .17             .35








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

(4) Loss from continuing operations for the quarter ended April 30, 2001 includes a $1.5 million non-recurring charge for potential tax payments and net losses of $787,000 relating to the decline in value of the marketable equity securities received through the sale of the Company's CRM subsidiary. These items reduced earnings per share for the quarter by $.46 and $.14, respectively.

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

                                      SOFTWARE SPECTRUM, INC.



                                 By: /s/ Judy C. Odom
                                    -----------------------------------------
                                         Judy C. Odom, Chairman and
                                         Chief Executive Officer


Date:   July 30, 2001

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



              Signature                                   Title                                    Date
              ---------                                   -----                                    ----


/s/ Judy C. Odom                            Chief Executive Officer and                       July 30, 2001
------------------------------------        Chairman of the Board
    Judy C. Odom                            (Principal Executive Officer)

/s/ Keith R. Coogan                         President, Chief Operating Officer                July 30, 2001
------------------------------------        and Director
    Keith R. Coogan


/s/ James W. Brown                          Vice President and Chief Financial Officer        July 30, 2001
------------------------------------        (Principal Financial Officer and
    James W. Brown                          Principal Accounting Officer)

/s/ Mellon C. Baird                         Director                                          July 30, 2001
------------------------------------
    Mellon C. Baird


/s/ Brian N. Dickie                         Director                                          July 30, 2001
------------------------------------
    Brian N. Dickie


/s/ Frank Tindle                            Director                                          July 30, 2001
------------------------------------
    Frank Tindle

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES





Shareholders and Board of Directors
Software Spectrum, Inc.

In connection with our audit of the consolidated financial statements of Software Spectrum, Inc. and subsidiaries referred to in our report dated June 13, 2001, we have also audited Schedule II for each of the three years in the period ended April 30, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/ Grant Thornton LLP
---------------------------------------
    Grant Thornton LLP



Dallas, Texas
June 13, 2001

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                                                                                DEDUCTIONS/
                                        BALANCE AT         CHARGED TO           WRITE-OFFS            BALANCE
                                        BEGINNING           COSTS AND             NET OF               AT END
                                         OF YEAR            EXPENSES            RECOVERIES            OF YEAR
                                     ---------------     ---------------     ---------------      ---------------


Allowance for Doubtful Accounts:

   Year ended April 30, 2001:        $     2,767,000     $     2,964,000     $    (2,082,000)     $     3,649,000

   Year ended April 30, 2000:              2,408,000           1,604,000          (1,245,000)           2,767,000

   Year ended April 30, 1999:              3,009,000           1,324,000          (1,925,000)           2,408,000






Inventory Valuation Account:

   Year ended April 30, 2001:        $       226,000     $       236,000     $      (389,000)     $        73,000

   Year ended April 30, 2000:                 36,000             612,000            (422,000)             226,000

   Year ended April 30, 1999:              2,189,000             801,000          (2,954,000)              36,000

                                  EXHIBIT INDEX


        EXHIBIT
        NUMBER                           DESCRIPTION
        ------                           -----------


         3.1(a)   Second Restated Articles of Incorporation of the Company.

         3.1(b)   Statement of Designation of Series A Junior Participating
                  Preferred Stock (incorporated by reference to the Company's
                  Current Report on Form 8-K dated December 13, 1996.)

         3.2      Second Amended and Restated Bylaws of the Company.

         3.3      Rights Agreement between the Company and KeyCorp Shareholder
                  Services, Inc., (the "Rights Agreement") dated December 13,
                  1996 (incorporated by reference to the Company's Current
                  Report on Form 8-K dated December 13, 1996.)

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

         10.2     Microsoft Large Account Reseller Agreement, dated January 1,
                  2000 between MSLI, GP and the Company, including Amendment No.
                  1 thereto, dated July 1, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000.)

         10.3     Intentionally omitted.

         10.4(a)  Commercial Lease Agreement, dated May 1, 1990 between CIIF
                  Associates II Limited Partnership and the Company
                  (incorporated by reference to the Company's Registration
                  Statement No. 33-40794 on Form S-1.)

         10.4(b)  Amendment to Lease Agreement, dated March 31, 1995 between
                  CIIF Associates II Limited Partnership and the Company
                  (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

         10.4(c) Third Amendment to Lease Agreement, dated effective as of April 20, 1998 between CIIF Associates II Limited Partnership and the Company (incorporated by reference to the Company's
                  Annual Report on Form 10-K for the fiscal year ended April 30, 1998.)

         10.4(d) Fourth Amendment to Lease Agreement, dated effective as of October 1, 1998 between CIIF Associates II Limited Partnership and the Company (incorporated by reference to the Company's
                  Annual Report on Form 10-K for the fiscal year ended April 30, 1999.)

         10.5(a)  Commercial Lease Agreement, dated as of April 19, 1993 between
                  Kancro, L.P. and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                  March 31, 1993.)

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

         10.6(a)  Lease Agreement between Spokane Teachers Credit Union and
                  Spectrum Integrated Services, Inc. d/b/a Software Spectrum, dated March 10, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                  April 30, 2000.)

         10.6(b)  Amendment to Lease between Spokane Teachers Credit Union and
                  Spectrum Integrated Services, Inc. d/b/a Software Spectrum, dated October 31, 2000.

         10.7(a)  Lease Agreement, dated April 28, 2000 between Pretty M.T.,
                  L.P. and Spectrum Integrated Services, Inc. d/b/a Software
                  Spectrum (incorporated by reference to the Company's Annual
                  Report on Form 10-K for the fiscal year ended April 30, 2000.)

         10.7(b)  Amendment to Net Lease, dated November 8, 2000 between Pretty
                  M.T., L.P. and Spectrum Integrated Services, Inc. d/b/a
                  Software Spectrum.

         10.8     Lease Agreement, dated April 26, 1996 by and between
                  Beneficiaries of American National Bank Trust Number 104601-03 and the Company (incorporated by reference to the Company's
                  Annual Report on Form 10-K for the fiscal year ended March 31, 1996.)

         10.9     Intentionally omitted.

         10.10    Software Spectrum, Inc. Second Amended and Restated Employee
                  Stock Purchase Plan.

         10.11    The Software Spectrum, Inc. Amended and Restated 1993 Long
                  Term Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                  April 30, 2000.)

         10.12    Intentionally omitted.

         10.13 Management Continuity Agreement ("Continuity Agreement") between the Company and James W. Brown, dated March 1, 1998 together with schedule identifying additional executive officers that are parties to Continuity Agreements.

         10.14 Non-Employee Directors' Retainer Stock Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.)

         10.15(a) Third Amended and Restated Limited Waiver Agreement, dated
                  December 15, 1999 between the Company and Private Capital
                  Management, Inc. (incorporated by reference to the Company's
                  Annual Report on Form 10-K for the fiscal year ended April 30, 2000.)

         10.15(b) Fourth Amended and Restated Limited Waiver Agreement, dated
                  September 1, 2000 between the Company and Private Capital
                  Management, Inc. (incorporated by reference to the Company's
                  Quarterly Report on Form 10-Q for the fiscal quarter ended
                  January 31, 2001.)

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

         10.17(b) Amendment No. 1 to the Software Spectrum, Inc. 1998 Long Term
                  Incentive Plan (incorporated by reference to the Company's
                  Annual Report on Form 10-K for the fiscal year ended April 30, 2000.)

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

         10.18(c) Consent, Waiver and Third Amendment to Amended and Restated
                  Credit Agreement, dated as of July 31, 2000 among the Company, the Chase Manhattan Bank, as Administrative Agent, Chase Bank of Texas, National Association, as Collateral Agent, and other participating financial institutions (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2000.)

         10.18(d) Waiver and Fourth Amendment to Amended and Restated Credit
                  Agreement, dated as of December 12, 2000 among the Company, the Chase Manhattan Bank, as a Bank, as Administrative Agent and as Collateral Agent, and other participating financial institutions (incorporated by reference to the Company's
                  Quarterly Report on Form 10-Q for the fiscal quarter ended
                  October 31, 2000.)

         10.19    Lease Agreement, dated October 19, 1998 between
                  Highwoods/Florida Holdings, L.P. and the Company, together with First Amendment thereto, dated April 16, 1999
                  (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999.)

         10.20    Lease, dated February 28, 2000 between SDS Properties Liberty
                  Lake L.L.C. and Spectrum Integrated Services, Inc. d/b/a
                  Software Spectrum (incorporated by reference to the Company's
                  Annual Report on Form 10-K for the fiscal year ended April 30, 2000.)

         21       Subsidiaries of the Company.

         23       Consent of Grant Thornton LLP, Independent Accountants.

         24       Power of Attorney (included on the signature page of this Form
                  10-K.)