Form 10-Q
period 2001-07-31
SOFTWARE SPECTRUM INC
filed 2001-09-14
CIK 875173

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                    FORM 10-Q



Mark One        Quarterly Report Pursuant to Section 13 or 15(d) of the
  [X]                    Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

                                       OR

  [ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the transition period from _____ to _____.

                         Commission file number 0-19349

                             SOFTWARE SPECTRUM, INC.
             (Exact name of registrant as specified in its charter)


               Texas                                     75-1878002
 ---------------------------------         ------------------------------------
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


         Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No _____
                                             ----

         At September 7, 2001, the Registrant had outstanding 3,134,513 shares of its Common Stock, par value $.01 per share.

================================================================================

                                      INDEX



                                                                                              PAGE
PART I.           FINANCIAL INFORMATION                                                      NUMBER


Item 1.           Consolidated Financial Statements

                      Consolidated Balance Sheets at July 31, 2001
                           and April 30, 2001                                                   1

                      Consolidated Statements of Income for the
                           Three Months Ended July 31, 2001 and 2000                            2

                      Consolidated Statements of Cash Flows for the
                           Three Months Ended July 31, 2001 and 2000                            3

                      Notes to Consolidated Financial Statements                                4


Item 2.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                     6

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                   10


PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                             11

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                     ASSETS

                                                                                          July 31,        April 30,
                                                                                            2001             2001
                                                                                        ------------    ------------
                                                                                        (Unaudited)
Current assets
    Cash and cash equivalents                                                           $      8,725    $     13,937
    Marketable equity security                                                                 1,328           2,450
    Trade accounts receivable, net of allowance for doubtful
       accounts of  $3,818 at July 31 and $3,649 at April 30                                 139,458         151,734
    Prepaid expenses                                                                           1,205           1,010
    Other current assets                                                                       1,328           3,156
                                                                                        ------------    ------------
       Total current assets                                                                  152,044         172,287

Furniture, equipment and leasehold improvements, at cost                                      45,254          43,495
    Less accumulated depreciation and amortization                                            27,005          25,369
                                                                                        ------------    ------------
                                                                                              18,249          18,126
Other assets, consisting primarily of goodwill, net of accumulated
    amortization of $12,698 at July 31 and $12,095 at April 30                                37,879          37,376
                                                                                        ------------    ------------

                                                                                        $    208,172    $    227,789
                                                                                        ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                                                $     19,650    $      3,800
    Trade accounts payable                                                                   114,900         152,735
    Other current liabilities                                                                 13,126          11,531
                                                                                        ------------    ------------
       Total current liabilities                                                             147,676         168,066

Shareholders' equity
    Preferred stock, par value $.01; authorized, 1,000,000 shares;
      issued and outstanding, none                                                                --              --
    Common stock, par value $.01; authorized, 20,000,000 shares;
      issued, 4,619,889 shares at July 31 and 4,615,025 shares at April 30                        46              46
    Additional paid-in capital                                                                42,648          42,601
    Retained earnings                                                                         42,590          42,269
    Currency translation adjustments                                                          (4,430)         (4,835)
                                                                                        ------------    ------------
                                                                                              80,854          80,081
    Less treasury stock at cost - 1,409,801 shares                                            20,358          20,358
                                                                                        ------------    ------------
       Total shareholders' equity                                                             60,496          59,723
                                                                                        ------------    ------------
                                                                                        $    208,172    $    227,789
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

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                               Three Months Ended
                                                                    July 31,
                                                          ----------------------------
                                                              2001            2000
                                                          ------------    ------------
Net sales

    Software services                                     $    275,633    $    248,470
    Contact services                                            12,680          15,429
                                                          ------------    ------------
                                                               288,313         263,899
                                                          ------------    ------------
Cost of sales
    Software services                                          255,165         229,070
    Contact services                                             9,352          12,029
                                                          ------------    ------------
                                                               264,517         241,099
                                                          ------------    ------------
    Gross margin                                                23,796          22,800

Selling, general and administrative expenses                    19,104          19,516
Depreciation and amortization                                    2,254           2,570
                                                          ------------    ------------
    Operating income                                             2,438             714

Non-operating expense (income)
    Interest expense                                               194             359
    Interest income                                               (266)           (283)
    Unrealized loss on marketable equity security                1,956              --
                                                          ------------    ------------
                                                                 1,884              76
                                                          ------------    ------------

    Income before income taxes                                     554             638

Income tax expense                                                 233             262
                                                          ------------    ------------

    Net income                                            $        321    $        376
                                                          ============    ============

Earnings per share - basic and diluted                    $       0.10    $       0.10
                                                          ============    ============

Weighted average shares outstanding
    Basic                                                        3,208           3,721
                                                          ============    ============
    Diluted                                                      3,211           3,740
                                                          ============    ============



                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       July 31,
                                                               --------------------------
                                                                  2001           2000
                                                               -----------    -----------
Operating activities
  Net income                                                   $       321    $       376
  Adjustments to reconcile net income to net cash
    used in operating activities
       Provision for bad debts                                         275            227
       Depreciation and amortization                                 2,254          2,570
       Unrealized loss on marketable equity security                 1,956             --
       Changes in operating assets and liabilities
          Trade accounts receivable                                 11,654          7,076
          Marketable equity security                                  (834)            --
          Prepaid expenses and other assets                            557           (735)
          Trade accounts payable and other
             current liabilities                                   (36,615)       (15,065)
                                                               -----------    -----------
  Net cash used in operating activities                            (20,432)        (5,551)
                                                               -----------    -----------

 Investing activities
  Purchase of furniture, equipment and
    leasehold improvements                                          (1,789)        (2,677)
                                                               -----------    -----------
  Net cash used in investing activities                             (1,789)        (2,677)
                                                               -----------    -----------

 Financing activities
  Borrowings on long-term debt                                      38,600         38,765
  Repayments of long-term debt                                     (22,750)       (32,828)
  Proceeds from stock issuance                                          47            123
  Purchase of treasury stock                                            --         (1,165)
                                                               -----------    -----------
  Net cash provided by financing activities                         15,897          4,895
                                                               -----------    -----------

 Effect of exchange rate changes on cash                             1,119            592
                                                               -----------    -----------

 Net cash used in continuing operations                             (5,205)        (2,741)
 Net cash provided by (used in) discontinued operations                 (7)         1,755
                                                               -----------    -----------

 Decrease in cash and cash equivalents                              (5,212)          (986)
 Cash and cash equivalents at beginning of period                   13,937          5,652
                                                               -----------    -----------
 Cash and cash equivalents at end of period                    $     8,725    $     4,666
                                                               ===========    ===========

 Supplemental disclosure of cash paid during the period
  Income taxes                                                 $        85    $        62
  Interest                                                             280            315



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

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of July 31, 2001 and the consolidated results of operations and consolidated cash flows for the three months ended July 31, 2001 and 2000 have been made. In addition, in the opinion of management, all such adjustments made are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended April 30, 2001, included in the Company's 2001 Annual Report on Form 10-K.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually as well as in the event of an impairment indicator. The Company will adopt SFAS 142 effective May 1, 2002. For the quarter ended July 31, 2001, goodwill amortization reduced net income and earnings per share by approximately $350,000 and $.11 per share, respectively.

NOTE B -- OTHER COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):


                                                                                    Three Months Ended
                                                                                         July 31,
                                                                                --------------------------
                                                                                   2001           2000
                                                                                ----------     -----------
Net income                                                                      $      321     $       376
Currency translation adjustments                                                       405             750
                                                                                ----------     -----------
    Comprehensive income                                                        $      726     $     1,126
                                                                                ==========     ===========

NOTE C -- EARNINGS PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options that were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares totaled approximately 621,000 and 171,000 shares for the three months ended July 31, 2001 and 2000, respectively.


                                                                                    Three Months Ended
                                                                                         July 31,
                                                                                --------------------------
                                                                                   2001           2000
                                                                                ----------     -----------
Net income                                                                      $      321     $       376
                                                                                ==========     ===========

Weighted average shares outstanding - basic                                          3,208           3,721
Effect of dilutive employee and director stock options                                   3              19
                                                                                ----------     -----------
Weighted average shares outstanding - diluted                                        3,211           3,740
                                                                                ----------     -----------

Earnings per share - basic and diluted                                          $     0.10     $      0.10
                                                                                ==========     ===========

NOTE D -- BUSINESS SEGMENTS

Information for the Company's reportable segments for the three months ended July 31, 2001 and 2000 is presented below (in thousands):

                                                                                    Three Months Ended
                                                                                         July 31,
                                                                                --------------------------
                                                                                   2001           2000
                                                                                ----------     -----------
Net sales
    Software services                                                           $  275,633     $   248,470
    Contact services                                                                12,680          15,429
                                                                                ----------     -----------
                                                                                $  288,313     $   263,899
                                                                                ==========     ===========

Operating income (loss)
    Software services                                                           $   11,693     $    10,723
    Contact services                                                                   195            (165)
    Unallocated corporate overhead                                                  (9,450)         (9,844)
                                                                                -----------    -----------
                                                                                $    2,438     $       714
                                                                                ==========     ===========


NOTE E -- MARKETABLE EQUITY SECURITY


The Company's marketable equity security consists of 137,600 shares of publicly traded stock acquired in fiscal 2001 through the sale of a subsidiary. As of September 7, 2001, the quoted market price of the stock was $5.40 per share.

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

                                                                                    Three Months Ended
                                                                                         July 31,
                                                                                --------------------------
                                                                                   2001           2000
                                                                                ----------     -----------
Net sales                                                                          100.0%         100.0%

Cost of sales                                                                       91.7           91.4
                                                                                ----------     -----------

    Gross margin                                                                     8.3            8.6

Selling, general and administrative expenses                                         6.6            7.4

Depreciation and amortization                                                        0.8            0.9
                                                                                ----------     -----------

    Operating income                                                                 0.9            0.3

Non-operating expense, net                                                           0.7            0.1
                                                                                ----------     -----------

    Income before income taxes                                                       0.2            0.2

Income tax expense                                                                   0.1            0.1
                                                                                ----------     -----------

    Net income                                                                       0.1%           0.1%
                                                                                ==========     ===========


NET SALES

Software sales for the three months ended July 31, 2001 increased approximately 11% over those for the three months ended July 31, 2000, mainly due to the addition of new customers. New customers were added primarily because of the Company's strong competitive position with global enterprises and the expansion of the sales force throughout fiscal 2001. Sales of software through VLM agreements represented approximately 89% of software sales for the three months ended July 31, 2001 compared to approximately 86% for the three months ended July 31, 2000.

In May 2001, Microsoft announced changes to its licensing programs to be effective October 1, 2001, including that new enterprise-wide licensing arrangements will be priced, billed and collected directly by Microsoft. The Company will continue to provide sales and support services related to these transactions and will earn a service fee directly from Microsoft for these activities. The Company will continue to realize software revenue from existing enterprise-wide agreements, which generally have terms of three years, as well as from sales of software under Microsoft's other licensing programs. This change will result in significantly lower revenues for the Company on the affected transactions. While it is not known what effect the changes in the new Microsoft selling model will have on gross margin dollars, the Company does not expect the changes to have a significant impact. For the quarter ended July
31, 2001, approximately 26% of the Company's product sales were under Microsoft enterprise-wide licensing agreements.

For the three months ended July 31, 2001, contact services revenues decreased 18% as compared to the three months ended July 31, 2000. The decrease was primarily attributable to the decision by one of the Company's largest customers in October 2000 to reduce and realign call volumes outsourced to third parties, which resulted in lower call volumes in the Company's Dallas and Spokane call centers. Contact services represented approximately 4% of the Company's overall sales for the three months ended July 31, 2001 as compared to 6% for the three months ended July 31, 2000 and generated approximately 14% and 15%, respectively, of the Company's gross margin dollars.

Due to current economic conditions, the Company has seen indications of a decline in information technology purchasing volumes over the past year. If customers or potential customers decrease their spending for information technology, the Company's revenues could be adversely affected.

The Company believes its future growth will depend upon its ability to maintain and increase its customer base, to develop and expand its contact services and to capitalize on continued growth in desktop technology markets around the world.

INTERNATIONAL OPERATIONS

For the three months ended July 31, 2001, sales outside of North America decreased 25% to $30 million, as compared to $40 million for the three months ended July 31, 2000. Sales in Europe increased 9% to $18.5 million for the three months ended July 31, 2001, while sales in Asia/Pacific decreased 49% to $11.6 million during the same period. The decline in Asia/Pacific is primarily due to the delayed renewal of annual contracts by several key customers, as well as weak economic conditions in the region.

For the three months ended July 31, 2001 and July 31, 2000, fluctuations in foreign currencies reduced operating income by approximately $100,000 and $290,000, respectively.

GROSS MARGIN

Overall gross margin as a percentage of net sales was 8.3% for the three months ended July 31, 2001, as compared to 8.6% for the comparable period of the prior year. The decrease in overall gross margin as a percentage of net sales is due to lower gross margins on software sales. For the three months ended July 31, 2001, gross margin on software sales decreased to 7.4%, as compared to 7.8% for the three months ended July 31, 2000, primarily due to price competition and an increase in the percentage of revenue derived from enterprise-wide licensing contracts, which typically have lower margins than traditional VLM arrangements.

The Company believes that gross margin percentages on sales of software may continue to experience downward pressure if the current level of price competition continues or if publishers respond to continued market pressures by reducing financial incentives to resellers. While it is not known what effect the changes in the new Microsoft selling model will have on gross margin dollars, the Company believes that the new selling model for enterprise-wide agreements and anticipated increases in gross margin dollars generated by contact services may partially offset the potential impact on gross margin percentages of price competition or reduced financial incentives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses include the costs of the Company's sales and marketing organization as well as purchasing, distribution and administration costs. For the three months ended July 31, 2001, SG&A expenses, as a percentage of net sales, decreased to 6.6%, as compared to 7.4% for the three months ended July 31, 2000. The decrease is primarily due to the sufficiency of the Company's infrastructure, which allowed the Company to generate incremental sales volume without a corresponding increase in overhead costs. The Company remains focused on controlling operating costs in both of its business lines.

DEPRECIATION AND AMORTIZATION

The decrease in depreciation and amortization for the three months ended July 31, 2001, as compared to the three months ended July 31, 2000, is primarily due to a decline in goodwill.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually as well as in the event of an impairment indicator. The Company will adopt SFAS 142 effective May 1, 2002. For the quarter ended July 31, 2001, goodwill amortization reduced net income and earnings per share by approximately $350,000 and $.11 per share, respectively.

OPERATING INCOME

Operating income for the three months ended July 31, 2001 was $2.4 million, compared to $714,000 for the three months ended July 31, 2000. The increase in operating income is primarily due to the increase in software sales and the resulting increase in gross margin dollars, as well as the Company's ability to control its operating costs.

UNREALIZED LOSS ON MARKETABLE EQUITY SECURITY

The Company's marketable equity security consists of 137,600 shares of publicly traded stock acquired in December 2000 through the sale of a subsidiary. For the quarter ended July 31, 2001, the Company incurred an unrealized loss of approximately $2.0 million to adjust this security to its market value of $9.65 per share at July 31, 2001. The market price of the security was $5.40 per share at September 7, 2001.

INCOME TAX EXPENSE

The Company's effective tax rate was approximately 42% for the three months ended July 31, 2001 as compared to 41% for the three months ended July 31, 2000.

As disclosed in the Company's Annual Report on Form 10-K for the year ended April 30, 2001, the Company has been engaged in settlement discussions with the Internal Revenue Service ("IRS") concerning the deductibility of certain payments made by the Company to its foreign subsidiaries. Recently, the Company reached a tentative settlement with the IRS, which would resolve the aforementioned issues for all applicable tax years. Under the terms of the tentative settlement, the Company expects that its liability for additional taxes, including interest expense, for all such tax years will approximate the $1.5 million estimate previously accrued in the Company's April 30, 2001 financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2001, the Company had approximately $8.7 million in cash and cash equivalents and had $19.7 million outstanding under its $100 million revolving credit facility. The credit facility, which is secured by accounts receivable and a pledge of the stock of certain of the Company's subsidiaries, permits the Company to borrow up to $100 million, subject to availability under its borrowing base. As of July 31, 2001, the Company had approximately $32 million of additional borrowing availability under its credit facility. The facility expires in March 2002. The Company intends to renew or replace the facility prior to expiration.

The decrease in trade accounts receivable and trade accounts payable from April 30, 2001 to July 31, 2001 is due to the timing of collections of accounts receivable and payments to the Company's vendors. At July 31, 2001 and April 30, 2001, accounts receivable represented approximately 45 and 56 days of historical sales, respectively.

For the three months ended July 31, 2001, the Company's operating activities used $20 million of cash compared to $5.6 million of cash used in operations during the three months ended July 31, 2000. The increase in cash used in operations is primarily due to the timing of payments to the Company's largest vendors.

The increase in furniture, equipment and leasehold improvements from April 30, 2001 to July 31, 2001 reflects approximately $1.8 million of capital expenditures related primarily to the ongoing investment in the Company's computer systems.

In 1997, the Company implemented a stock repurchase program which allows for the purchase of the Company's Common Stock from time to time in the open market or through privately negotiated transactions. The Company funds such purchases with cash or borrowings under the Company's credit facility. As of September 7, 2001 the Company had repurchased 1,435,300 shares of Common Stock, for a total of $20.3 million, under the stock repurchase program and has been authorized by its Board of Directors to repurchase up to an additional $1.4 million of its common stock.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Other than statements of historical fact, this Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements of the Company that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company uses words like "expects", "anticipates" or "believes" to identify forward-looking statements. These statements include future market trends, expectations concerning the Company's growth and profitability, expectations regarding the economy and the software industry in general, key performance indicators that impact the Company, statements regarding market risk and statements included in the Euro Currency discussion above. In developing any forward-looking statements, the Company makes a number of assumptions, including expectations for continued market growth, supplier relationships, anticipated revenue and gross margin levels, legal and regulatory proceedings and cost savings and efficiencies. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. The Company's ability to continue to grow its product and contact services businesses and improve operational efficiencies will be key to its success in the future. If the industry's or the Company's performance differs materially from these assumptions or estimates, Software Spectrum's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made to conform the statements to actual results or changes in the Company's expectations. The Company's report on Form 10-K for the fiscal year ended April 30, 2001 contains certain cautionary statements under "Forward-Looking Information" that identify factors that could cause the Company's actual results to differ materially from those in the forward-looking statements in this discussion. All forward-looking statements in this discussion are expressly qualified in their entirety by the cautionary statements in this paragraph and under "Forward-Looking Information" in the Company's Form 10-K.

INFLATION

The Company believes that inflation has not had a material impact on its operations or liquidity to date.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended July 31, 2001 does not differ materially from that discussed in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended April 30, 2001.

PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 10.2(b) - Amendment No. 2, dated July 1, 2001, to Microsoft Large Account Reseller Agreement, dated January 1, 2000 between MSLI, GP and the Company.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three month period ended July 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SOFTWARE SPECTRUM, INC.



Date: September 14, 2001     By: /s/ James W. Brown
                                ------------------------------------------------
                                     James W. Brown
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)

                                  EXHIBIT INDEX


     EXHIBIT
     NUMBER       DESCRIPTION
     -------      -----------
     10.2(b) -    Amendment No. 2, dated July 1, 2001, to Microsoft Large
                  Account Reseller Agreement, dated January 1, 2000 between
                  MSLI, GP and the Company.