Form 10-Q
period 2001-10-31
SOFTWARE SPECTRUM INC
filed 2001-12-17
CIK 875173

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                    FORM 10-Q



Mark One     Quarterly Report Pursuant to Section 13 or 15(d) of the
   [X]                   Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

     At December 7, 2001, the Registrant had outstanding 3,076,413 shares of its Common Stock, par value $.01 per share.

================================================================================

                                      INDEX


                                                                                                PAGE
                                                                                               NUMBER
PART I.           FINANCIAL INFORMATION


Item 1.           Consolidated Financial Statements

                      Consolidated Balance Sheets at October 31, 2001
                           and April 30, 2001                                                   1

                      Consolidated Statements of Operations for the
                           Three and Six Months Ended October 31, 2001 and 2000                 2

                      Consolidated Statements of Cash Flows for the
                           Six Months Ended October 31, 2001 and 2000                           3

                      Notes to Consolidated Financial Statements                                4


Item 2.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                     7

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                   11


PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                          12

Item 6.           Exhibits and Reports on Form 8-K                                             12

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                October 31,       April 30,
                                                                                    2001            2001
                                                                                ------------    ------------
                                                                                (Unaudited)
                                     ASSETS

Current assets
    Cash and cash equivalents                                                   $     35,348    $     13,937
    Marketable equity security                                                           416           2,450
    Trade accounts receivable, net of allowance for doubtful
       accounts of  $4,191 at October 31 and $3,649 at April 30                      195,346         151,734
    Prepaid expenses                                                                   1,475           1,010
    Other current assets                                                               1,145           3,156
                                                                                ------------    ------------
       Total current assets                                                          233,730         172,287

Furniture, equipment and leasehold improvements, at cost                              44,018          43,495
    Less accumulated depreciation and amortization                                    26,358          25,369
                                                                                ------------    ------------
                                                                                      17,660          18,126
Other assets, consisting primarily of goodwill, net of accumulated
    amortization of $13,293 at October 31 and $12,095 at April 30                     37,273          37,376
                                                                                ------------    ------------

                                                                                $    288,663    $    227,789
                                                                                ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Trade accounts payable                                                      $    206,930    $    152,735
    Other current liabilities                                                         17,368          11,531
                                                                                ------------    ------------
       Total current liabilities                                                     224,298         164,266

Long-term debt                                                                         3,800           3,800

Shareholders' equity
    Preferred stock, par value $.01; authorized, 1,000,000 shares;
      issued and outstanding, none                                                        --              --
    Common stock, par value $.01; authorized, 20,000,000 shares;
      issued, 4,621,814 shares at October 31 and 4,615,025 shares at April 30             46              46
    Additional paid-in capital                                                        42,664          42,601
    Retained earnings                                                                 43,977          42,269
    Currency translation adjustments                                                  (4,536)         (4,835)
                                                                                ------------    ------------
                                                                                      82,151          80,081
    Less treasury stock at cost - 1,524,801 shares at October 31 and
      1,409,801 shares at April 30                                                    21,586          20,358
                                                                                ------------    ------------
       Total shareholders' equity                                                     60,565          59,723
                                                                                ------------    ------------
                                                                                $    288,663    $    227,789
                                                                                ============    ============



                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                          Three Months Ended           Six Months Ended
                                                              October 31,                 October 31,
                                                       ------------------------    ------------------------
                                                          2001          2000          2001          2000
                                                       ----------    ----------    ----------    ----------
Net sales
    Software                                           $  342,075    $  231,985    $  617,708    $  480,455
    Contact services                                       13,863        14,030        26,543        29,459
                                                       ----------    ----------    ----------    ----------
                                                          355,938       246,015       644,251       509,914
                                                       ----------    ----------    ----------    ----------
Cost of sales
    Software                                              320,595       213,126       575,760       442,196
    Contact services                                        9,437        11,419        18,789        23,448
                                                       ----------    ----------    ----------    ----------
                                                          330,032       224,545       594,549       465,644
                                                       ----------    ----------    ----------    ----------
    Gross margin                                           25,906        21,470        49,702        44,270

Selling, general and administrative expenses               20,174        20,308        39,278        39,824
Depreciation and amortization                               2,239         2,578         4,493         5,148
                                                       ----------    ----------    ----------    ----------
    Operating income (loss)                                 3,493        (1,416)        5,931          (702)

Non-operating expense (income)
    Interest expense                                          324           427           518           786
    Interest income                                          (135)         (260)         (401)         (543)
    Unrealized loss on marketable equity security             912            --         2,868            --
                                                       ----------    ----------    ----------    ----------
                                                            1,101           167         2,985           243
                                                       ----------    ----------    ----------    ----------

    Income (loss) before income taxes                       2,392        (1,583)        2,946          (945)

Income tax expense (benefit)                                1,005          (702)        1,238          (440)
                                                       ----------    ----------    ----------    ----------

Income (loss) from continuing operations                    1,387          (881)        1,708          (505)

Loss on disposition of discontinued professional
   services business (net of applicable tax benefit)           --           465            --           465
                                                       ----------    ----------    ----------    ----------

    Net income (loss)                                  $    1,387    $   (1,346)   $    1,708    $     (970)
                                                       ==========    ==========    ==========    ==========

Earnings (loss) per share - basic and diluted
    Income (loss) from continuing operations           $     0.44    $    (0.25)   $     0.54    $    (0.14)
                                                       ==========    ==========    ==========    ==========
    Net income (loss)                                  $     0.44    $    (0.38)   $     0.54    $    (0.27)
                                                       ==========    ==========    ==========    ==========

Weighted average shares outstanding
    Basic                                                   3,145         3,523         3,177         3,622
                                                       ==========    ==========    ==========    ==========
    Diluted                                                 3,146         3,523         3,178         3,622
                                                       ==========    ==========    ==========    ==========



                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                             Six Months Ended
                                                                                October 31,
                                                                         ------------------------
                                                                            2001          2000
                                                                         ----------    ----------
Operating activities
  Income (loss) from continuing operations                               $    1,708    $     (505)
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities
       Provision for bad debts                                                  662           591
       Depreciation and amortization                                          4,493         5,148
       Unrealized loss on marketable equity security                          2,868            --
       Changes in operating assets and liabilities
          Trade accounts receivable                                         (44,643)       12,712
          Marketable equity security                                           (834)           --
          Prepaid expenses and other assets                                     413         2,063
          Trade accounts payable and other
             current liabilities                                             60,499       (31,672)
                                                                         ----------    ----------
  Net cash provided by (used in) operating activities                        25,166       (11,663)
                                                                         ----------    ----------

 Investing activities
  Purchase of furniture, equipment and
    leasehold improvements                                                   (2,837)       (4,030)
                                                                         ----------    ----------
  Net cash used in investing activities                                      (2,837)       (4,030)
                                                                         ----------    ----------

 Financing activities
  Borrowings on long-term debt                                              109,550        92,050
  Repayments of long-term debt                                             (109,550)      (80,463)
  Proceeds from stock issuance                                                   92           201
  Purchase of treasury stock                                                 (1,258)       (4,585)
                                                                         ----------    ----------
  Net cash provided by (used in) financing activities                        (1,166)        7,203
                                                                         ----------    ----------

 Effect of exchange rate changes on cash                                        248          (508)
                                                                         ----------    ----------

 Net cash provided by (used in) continuing operations                        21,411        (8,998)
 Net cash provided by discontinued operations                                    --         9,914
                                                                         ----------    ----------

 Increase in cash and cash equivalents                                       21,411           916
 Cash and cash equivalents at beginning of period                            13,937         5,652
                                                                         ----------    ----------
 Cash and cash equivalents at end of period                              $   35,348    $    6,568
                                                                         ==========    ==========

 Supplemental disclosure of cash paid during the period
  Income taxes                                                           $      149    $    1,583
  Interest                                                                      464           560



                 See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying financial statements include the accounts of Software Spectrum, Inc. (the "Company") and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of October 31, 2001, the consolidated results of operations for the three and six months ended October 31, 2001 and 2000, and the consolidated cash flows for the six months ended October 31, 2001 and 2000 have been made. In addition, in the opinion of management, all such adjustments made are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended April 30, 2001, included in the Company's 2001 Annual Report on Form 10-K.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually as well as in the event of an impairment indicator. The Company will adopt SFAS 142 effective May 1, 2002. For the three and six months ended October 31, 2001, goodwill amortization reduced net income by $341,000 and $688,000, and earnings per share by approximately $.11 and $.22 per share, respectively.

NOTE B -- OTHER COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                    Three Months Ended      Six Months Ended
                                        October 31,             October 31,
                                   --------------------    -------------------
                                     2001        2000        2001       2000
                                   --------    --------    --------   --------
Net income (loss)                  $  1,387    $ (1,346)   $  1,708   $   (970)
Currency translation adjustments       (106)     (1,263)        299       (513)
                                   --------    --------    --------   --------
    Comprehensive income (loss)    $  1,281    $ (2,609)   $  2,007   $ (1,483)
                                   ========    ========    ========   ========

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C -- EARNINGS PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options that were not included in the computation of diluted earnings per share because their effect would be antidilutive totaled approximately 728,000 and 674,000 shares for the three and six months ended October 31, 2001 and 665,000 and 639,000 shares for the three and six months ended October 31, 2000, respectively.

                                                Three Months Ended      Six Months Ended
                                                    October 31,            October 31,
                                                -------------------    -------------------
                                                  2001       2000        2001       2000
                                                --------   --------    --------   --------
Income (loss) from continuing operations        $  1,387   $   (881)   $  1,708   $   (505)
                                                ========   ========    ========   ========

Loss from discontinued operations               $     --   $   (465)   $     --   $   (465)
                                                ========   ========    ========   ========

Weighted average shares outstanding - basic        3,145      3,523       3,177      3,622
Effect of dilutive employee and director
   stock options                                       1         --           1         --
                                                --------   --------    --------   --------
Weighted average shares outstanding - diluted      3,146      3,523       3,178      3,622
                                                --------   --------    --------   --------

Earnings (loss) per share from continuing
   operations - basic and diluted               $   0.44   $  (0.25)   $   0.54   $  (0.14)
                                                ========   ========    ========   ========
Loss per share from discontinued
   operations - basic and diluted               $     --   $  (0.13)   $     --   $  (0.13)
                                                ========   ========    ========   ========

NOTE D -- BUSINESS SEGMENTS

Information for the Company's reportable segments for the three and six months ended October 31, 2001 and 2000 is presented below (in thousands):

                                        Three Months Ended           Six Months Ended
                                            October 31,                October 31,
                                     ------------------------    ------------------------
                                        2001          2000          2001          2000
                                     ----------    ----------    ----------    ----------
Net sales
    Product services                 $  342,075    $  231,985    $  617,708    $  480,455
    Contact services                     13,863        14,030        26,543        29,459
                                     ----------    ----------    ----------    ----------
                                     $  355,938    $  246,015    $  644,251    $  509,914
                                     ==========    ==========    ==========    ==========
Operating income (loss)
    Product services                 $   11,768    $    9,896    $   23,461    $   20,619
    Contact services                      1,106        (1,600)        1,301        (1,765)
    Unallocated corporate overhead       (9,381)       (9,712)      (18,831)      (19,556)
                                     ----------    ----------    ----------    ----------
                                     $    3,493    $   (1,416)   $    5,931    $     (702)
                                     ==========    ==========    ==========    ==========

Sales to one Product Services customer accounted for approximately 13% and 8% of total sales for the three and six months ended October 31, 2001. No customer accounted for more than 10% of sales for the three or six months ended October 31, 2000.

NOTE E -- MARKETABLE EQUITY SECURITY

The Company's marketable equity security consists of 137,600 shares of publicly traded stock acquired in fiscal 2001 through the sale of a subsidiary. As of December 7, 2001, the quoted market price of the stock was $5.88 per share.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F -- SUBSEQUENT EVENT

Effective November 30, 2001, the Company amended its existing revolving credit facility. The amended credit facility (the "Amended Facility"), which is secured by accounts receivable and a pledge of the stock of certain of the Company's subsidiaries, permits the Company to borrow up to $75 million, subject to availability under its borrowing base. The Amended Facility continues to require the Company to maintain certain financial covenants and ratios and continues to place limitations on dividends, capital expenditures and certain other borrowings. The Amended Facility bears interest at a variable rate and expires in November 2004.

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

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales.

                                                Three Months Ended        Six Months Ended
                                                   October 31,               October 31,
                                               --------------------     --------------------
                                                 2001        2000         2001        2000
                                               --------    --------     --------    --------
Net sales                                         100.0%      100.0%       100.0%      100.0%

Cost of sales                                      92.7        91.3         92.3        91.3
                                               --------    --------     --------    --------

    Gross margin                                    7.3         8.7          7.7         8.7

Selling, general and administrative expenses        5.7         8.3          6.1         7.8

Depreciation and amortization                       0.6         1.0          0.7         1.0
                                               --------    --------     --------    --------

    Operating income (loss)                         1.0        (0.6)         0.9        (0.1)

Non-operating expense, net                          0.3         0.1          0.4         0.1
                                               --------    --------     --------    --------

    Income (loss) before income taxes               0.7        (0.7)         0.5        (0.2)

Income tax expense (benefit)                        0.3        (0.3)         0.2        (0.1)
                                               --------    --------     --------    --------

    Income (loss) from continuing operations        0.4%       (0.4)%        0.3%       (0.1)%
                                               ========    ========     ========    ========

NET SALES

Software sales for the three and six months ended October 31, 2001 increased approximately 47% and 29% over those for the three and six months ended October 31, 2000. The increase is partially due to sales to new customers. The Company's strong competitive position with global enterprises, licensing expertise, electronic innovation, and the expansion of the sales force throughout fiscal 2001 contributed to the addition of these new customers. A portion of the revenue growth is also attributable to announced changes in Microsoft licensing programs effective October 1, 2001 which, in a number of cases, resulted in customers purchasing software earlier than anticipated. In addition, revenues for the October 31, 2001 quarter increased due to the timing of a significant transaction with one large customer. This customer accounted for approximately 14% of total product sales for the three months ended October 31, 2001, but was less than 10% of total product sales for the six months ended October 31, 2001 and the three and six months ended October 31, 2000.

Sales of software through VLM agreements represented approximately 92% and 90% of software sales for the three and six months ended October 31, 2001 compared to approximately 84% and 85% for the three and six months ended October 31, 2000, respectively.

As previously discussed, effective October 1, 2001, certain new Microsoft enterprise-wide licensing arrangements ("Enterprise Agreements") are priced, billed and collected directly by Microsoft. The Company will continue to provide sales and support services related to these transactions and will earn a service fee directly from Microsoft for these activities. In addition, the Company will continue to realize software revenue from existing Enterprise Agreements, which generally have terms of three years, as well as from sales of software under Microsoft's other licensing programs. This change will result in significantly lower revenues for the Company on the affected transactions. While the precise impact of these changes on gross margin dollars is not known, the Company does not expect the effect to be significant. For the six months ended October 31, 2001, approximately 24% of the Company's product sales were under Enterprise Agreements, none of which were under the new selling model.

For the three and six months ended October 31, 2001, Contact Services revenues decreased 1% and 10% as compared to the three and six months ended October 31, 2000. The decrease was primarily attributable to the decision by one of the Company's largest customers in October 2000 to reduce and realign call volumes outsourced to third parties, which resulted in lower call volumes in the Company's Dallas and Spokane call centers. Contact Services represented approximately 4% of the Company's overall sales for both the three and six months ended October 31, 2001 as compared to 6% for both the three and six months ended October 31, 2000. Such revenue accounted for approximately 17% and 16%, respectively, of the Company's gross margin dollars for the three and six months ended October 31, 2001, and 12% and 14%, respectively, of the Company's gross margin dollars for the comparable periods in the prior year.

The Company believes that customers may reduce their information technology purchasing volumes due to current economic conditions. If customers or potential customers decrease their spending for information technology, the Company's revenues could be adversely affected.

In recent discussions with the Company's principal Contact Services customers concerning their long-term outsourcing strategies, the Company has been made aware of plans by these customers to move current call volumes handled by the Company to offshore locations during calendar year 2002. The impact of these plans on the Company's Contact Services business cannot be determined at the present time; however, if the Company is not able to replace volumes lost as a result of the implementation of such strategies on terms comparable to those existing today, the Company's Contact Services business would be adversely impacted.

The Company believes its future growth will depend upon its ability to maintain and increase its customer base, to develop and expand its Contact Services and to capitalize on continued growth in desktop technology markets around the world.

INTERNATIONAL OPERATIONS

For the three and six months ended October 31, 2001, sales outside of North America increased 66% and 13% to $48 million and $78 million, respectively, as compared to $29 million and $69 million for the three and six months ended October 31, 2000.

Sales in Europe increased 22% and 16% to $22 million and $40 million for the three and six months ended October 31, 2001, while sales in Asia/Pacific increased 137% and 11% to $26 million and $38 million during the same period. During fiscal 2002, certain large customers in Asia Pacific delayed the renewal of their licensing contracts, resulting in a significant shift of revenue from the July to the October fiscal quarter.

For the three and six months ended October 31, 2001, fluctuations in foreign currencies reduced operating income by approximately $359,000 and $459,000, respectively. Fluctuations in foreign currencies increased operating income by approximately $301,000 and $12,000 for the three and six months ended October 31, 2000.

GROSS MARGIN

Overall gross margin as a percentage of net sales was 7.3% and 7.7%, respectively, for the three and six months ended October 31, 2001, as compared to 8.7% for the comparable periods of the prior year. The decrease in overall gross margin as a percentage of net sales is due to lower gross margins on software sales. For the three and six months ended October 31, 2001, gross margin on software sales decreased to 6.3% and 6.8%, as compared to 8.1% and 8.0% for the three and six months ended October 31, 2000, primarily due to price competition and an increase in the percentage of revenue derived from licensing arrangements.

The Company believes that gross margin percentages on sales of software may continue to experience downward pressure if the current level of price competition continues, or if publishers continue to respond to market pressures by reducing financial incentives to resellers. While the precise effect that the new Microsoft selling model will have on gross margin dollars is not currently known, the Company believes that the impact of the new model may partially offset the potential pressure on gross margin percentages of price competition and reduced financial incentives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses include the costs of the Company's sales and marketing organization as well as purchasing, distribution and administration costs. For the three and six months ended October 31, 2001, SG&A expenses, as a percentage of net sales, decreased to 5.7% and 6.1%, as compared to 8.3% and 7.8% for the three and six months ended October 31, 2000. The decrease is primarily due to the sufficiency of the Company's infrastructure, which allowed the Company to generate incremental sales volume without a corresponding increase in overhead costs. In addition, SG&A expenses for the three and six months ended October 31, 2000 included a nonrecurring charge of $730,000 relating to excess capacity created by the decline in the Contact Services business. The Company remains focused on controlling operating costs in both of its business lines.

DEPRECIATION AND AMORTIZATION

The decrease in depreciation and amortization for the three and six months ended October 31, 2001, as compared to the three and six months ended October 31, 2000, is primarily attributable to a decline in the level of fixed assets used in the Company's Contact Services business.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually as well as in the event of an impairment indicator. The Company will adopt SFAS 142 effective May 1, 2002. For the three and six months ended October 31, 2001, goodwill amortization reduced net income by approximately $341,000 and $688,000 and earnings per share by approximately $.11 and $.22 per share, respectively.

OPERATING INCOME

Operating income for the three and six months ended October 31, 2001 was $3.5 million and $5.9 million, compared to operating losses of $1.4 million and $702,000 for the three and six months ended October 31, 2000. The increase in operating income is due to the increase in software sales and the resulting increase in gross margin dollars, improved operations in the Contact Services business, the Company's ability to control its operating costs, and $1.3 million of nonrecurring charges related to the Contact Services business that were incurred in the October 31, 2000 quarter.

UNREALIZED LOSS ON MARKETABLE EQUITY SECURITY

The Company's marketable equity security consists of 137,600 shares of publicly traded stock acquired in December 2000 through the sale of a subsidiary. For the quarter ended October 31, 2001, the Company incurred an unrealized loss of approximately $900,000 to adjust this security to its market value of $3.02 per share at October 31, 2001. The market price of the security was $5.88 per share at December 7, 2001.

INCOME TAX EXPENSE

The Company's effective tax rate was approximately 42% for the three and six months ended October 31, 2001 as compared to 44% and 47% for the three and six months ended October 31, 2000. The decrease in the Company's effective tax rate is primarily due to the impact of its international operations.

During the quarter ended October 31, 2001, the Company resolved, for all applicable tax years, the tax issues previously disclosed in the Company's Annual Report on Form 10-K for the year ended April 30, 2001. The Company's total liability for additional taxes, including interest expense, for all such tax years approximated the $1.5 million estimate previously accrued in the Company's April 30, 2001 financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2001, the Company had approximately $35 million in cash and cash equivalents and had $3.8 million of debt outstanding. The Company amended its revolving credit facility effective November 30, 2001. Based on its expected borrowing requirements, the Company reduced the facility to $75 million, subject to availability under the borrowing base. The amended credit facility (the "Amended Facility"), which is secured by accounts receivable and a pledge of the stock of certain of the Company's subsidiaries, bears interest at a variable rate and expires in November 2004. The Amended Facility continues to require the Company to maintain certain financial covenants and ratios and continues to place limitations on dividends, capital expenditures and certain other borrowings. As of November 30, 2001, the Company had approximately $67 million of borrowing availability under the terms of the Amended Facility.

The increase in trade accounts receivable and trade accounts payable from April 30, 2001 to October 31, 2001 is due to the increased sales in the October 31, 2001 quarter and the timing of collections of accounts receivable and payments to the Company's vendors. At October 31, 2001 and April 30, 2001, accounts receivable represented approximately 48 and 56 days of historical sales, respectively.

For the six months ended October 31, 2001, the Company's operating activities provided $25 million of cash compared to $12 million of cash used in operations during the six months ended October 31, 2000. The increase in cash provided by operations is primarily due to the required timing of payments to the Company's largest vendors, as well as the increase in operating income.

The increase in furniture, equipment and leasehold improvements from April 30, 2001 to October 31, 2001 reflects approximately $2.8 million of capital expenditures related primarily to the ongoing investment in the Company's computer systems.

In 1997, the Company implemented a stock repurchase program, which allows for the purchase of the Company's Common Stock from time to time in the open market or through privately negotiated transactions. The Company funds such purchases with cash or borrowings under the Company's credit facility. As of December 7, 2001 the Company had repurchased 1,493,400 shares of Common Stock, for a total of $21.1 million, under the stock repurchase program and has been authorized by its Board of Directors to repurchase up to an additional $706,000 of its common stock.

The Company expects that its cash requirements for fiscal 2002 will be satisfied from cash flow from operations and borrowings under the Amended Facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and six months ended October 31, 2001 does not differ materially from that discussed in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended April 30, 2001.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On September 20, 2001, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, Mellon C. Baird and Keith R. Coogan were elected as directors to serve three-year terms expiring at the Company's Annual Meeting of Shareholders to be held in the Year 2004. In addition, Amendment No. 2 to the Company's 1998 Long-Term Incentive Plan, which increased the number of shares of Common Stock reserved for issuance under the plan by 150,000 shares, was approved.

The following table sets forth the number of shares of Common Stock that were voted for or against or abstained from each matter.

                                                           For        Against     Abstained
                                                        ----------   ----------   ----------
Election of Mellon C. Baird to the Board of Directors    2,711,395           --       52,858

Election of Keith R. Coogan to the Board of Directors    2,687,534           --       76,719

Adoption of Amendment No. 2 to the Company's
   1998 Long-Term Incentive Plan                         2,616,384      132,377       15,492


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 10.13 - Management Continuity Agreement ("Continuity Agreement") between the Company and James W. Brown, dated March 1, 1998 together with schedule identifying additional executive officers that are parties to Continuity Agreements.

              Exhibit 10.18(e) - Fifth Amendment to Amended and Restated Credit Agreement and Modification to Other Loan Documents, dated November 30, 2001 among the Company, JPMorgan Chase Bank, as a Bank, as Administrative Agent and as Collateral Agent, and other participating financial institutions.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the three month period ended October 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SOFTWARE SPECTRUM, INC.



Date: December 17, 2001                By: /s/ James W. Brown
                                          --------------------------------------
                                          James W. Brown
                                          Vice President and Chief Financial
                                          Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                  EXHIBIT INDEX




EXHIBIT
NUMBER        DESCRIPTION
10.13         Management Continuity Agreement ("Continuity Agreement") between the Company and James W. Brown, dated March 1, 1998 together with schedule identifying additional executive officers that are parties to Continuity Agreements.

10.18(e)      Fifth Amendment to Amended and Restated Credit Agreement and
              Modification to Other Loan Documents, dated November 30, 2001 among the Company, JPMorgan Chase Bank, as a Bank, as Administrative Agent and as Collateral Agent, and other participating financial institutions.