Form 10-Q
period 2002-01-31
SOFTWARE SPECTRUM INC
filed 2002-03-18
CIK 875173

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                    FORM 10-Q



Mark One    Quarterly Report Pursuant to Section 13 or 15(d) of the
  [X]                   Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

                                       OR

  [ ]       Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the transition period from _____ to _____.

                         Commission file number 0-19349

                             SOFTWARE SPECTRUM, INC.
             (Exact name of registrant as specified in its charter)

            Texas                                         75-1878002
 --------------------------------           -----------------------------------
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

     At March 8, 2002, the Registrant had outstanding 3,145,913 shares of its Common Stock, par value $.01 per share.

================================================================================

                                      INDEX




                                                                                        PAGE
PART I.    FINANCIAL INFORMATION                                                       NUMBER

Item 1.    Consolidated Financial Statements

               Consolidated Balance Sheets at January 31, 2002
                    and April 30, 2001                                                   1

               Consolidated Statements of Income for the Three and
                    Nine Months Ended January 31, 2002 and 2001                          2

               Consolidated Statements of Cash Flows for the
                    Nine Months Ended January 31, 2002 and 2001                          3

               Notes to Consolidated Financial Statements                                4


Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                     7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                   12


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                             13

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                     ASSETS

                                                                                 January 31,    April 30,
                                                                                    2002          2001
                                                                                 -----------   ----------
                                                                                 (Unaudited)

Current assets
    Cash and cash equivalents                                                    $   10,113    $   13,937
    Marketable equity security                                                          892         2,450
    Trade accounts receivable, net of allowance for doubtful
       accounts of  $4,228 at January 31 and $3,649 at April 30                     205,580       151,734
    Prepaid expenses                                                                  1,767         1,010
    Other current assets                                                              2,187         3,156
                                                                                 ----------    ----------
       Total current assets                                                         220,539       172,287

Furniture, equipment and leasehold improvements, at cost                             44,432        43,495
    Less accumulated depreciation and amortization                                   27,945        25,369
                                                                                 ----------    ----------
                                                                                     16,487        18,126
Other assets, consisting primarily of goodwill, net of accumulated
    amortization of $13,843 at January 31 and $12,095 at April 30                    36,969        37,376
                                                                                 ----------    ----------
                                                                                 $  273,995    $  227,789
                                                                                 ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Trade accounts payable                                                       $  191,243    $  152,735
    Other current liabilities                                                        15,001        11,531
                                                                                 ----------    ----------
       Total current liabilities                                                    206,244       164,266

Long-term debt                                                                           --         3,800

Shareholders' equity
    Preferred stock, par value $.01; authorized, 1,000,000 shares;
      issued and outstanding, none                                                       --            --
    Common stock, par value $.01; authorized, 20,000,000 shares;
      issued, 4,623,714 shares at January 31 and 4,615,025 shares at April 30            46            46
    Additional paid-in capital                                                       42,688        42,601
    Retained earnings                                                                51,374        42,269
    Currency translation adjustments                                                 (4,466)       (4,835)
                                                                                 ----------    ----------
                                                                                     89,642        80,081
    Less treasury stock at cost - 1,545,401 shares at January 31 and
      1,409,801 shares at April 30                                                   21,891        20,358
                                                                                 ----------    ----------
       Total shareholders' equity                                                    67,751        59,723
                                                                                 ----------    ----------
                                                                                 $  273,995    $  227,789
                                                                                 ==========    ==========

                See notes to consolidated financial statements.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                              Three Months Ended              Nine Months Ended
                                                                 January 31,                      January 31,
                                                         ----------------------------    ----------------------------
                                                             2002            2001            2002            2001
                                                         ------------    ------------    ------------    ------------

Net revenues
    Software sales                                       $    393,244    $    416,749    $  1,010,952    $    897,204
    Contact services                                           15,284          12,363          41,827          41,822
                                                         ------------    ------------    ------------    ------------
                                                              408,528         429,112       1,052,779         939,026
                                                         ------------    ------------    ------------    ------------
Cost of revenues
    Software                                                  368,786         389,720         944,546         831,916
    Contact services                                           10,540           9,292          29,329          32,740
                                                         ------------    ------------    ------------    ------------
                                                              379,326         399,012         973,875         864,656
                                                         ------------    ------------    ------------    ------------
    Gross margin                                               29,202          30,100          78,904          74,370

Selling, general and administrative expenses                   21,063          20,896          60,341          60,720
Depreciation and amortization                                   2,225           2,515           6,718           7,663
                                                         ------------    ------------    ------------    ------------
    Operating income                                            5,914           6,689          11,845           5,987

Non-operating expense (income)
    Interest expense                                              132             618             650           1,404
    Interest income                                              (230)           (110)           (631)           (653)
    (Gain) loss on investments                                   (476)           (151)          2,392            (151)
                                                         ------------    ------------    ------------    ------------
                                                                 (574)            357           2,411             600
                                                         ------------    ------------    ------------    ------------

    Income before income taxes                                  6,488           6,332           9,434           5,387

Income tax expense (benefit)                                     (909)          2,596             329           2,156
                                                         ------------    ------------    ------------    ------------

Income from continuing operations                               7,397           3,736           9,105           3,231

Loss on disposition of discontinued professional
   services business (net of applicable tax benefit)               --              --              --             465
                                                         ------------    ------------    ------------    ------------

    Net income                                           $      7,397    $      3,736    $      9,105    $      2,766
                                                         ============    ============    ============    ============

Earnings per share - basic
    Income from continuing operations                    $       2.40    $       1.10    $       2.89    $       0.91
                                                         ============    ============    ============    ============
    Net income                                           $       2.40    $       1.10    $       2.89    $       0.78
                                                         ============    ============    ============    ============

Earnings per share - diluted
    Income from continuing operations                    $       2.36    $       1.10    $       2.88    $       0.91
                                                         ============    ============    ============    ============
    Net income                                           $       2.36    $       1.10    $       2.88    $       0.78
                                                         ============    ============    ============    ============

Weighted average shares outstanding
    Basic                                                       3,084           3,410           3,146           3,551
                                                         ============    ============    ============    ============
    Diluted                                                     3,128           3,410           3,161           3,558
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

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                       Nine Months Ended
                                                                          January 31,
                                                                   ------------------------
                                                                      2002          2001
                                                                   ----------    ----------

Operating activities
  Income from continuing operations                                $    9,105    $    3,231
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities
       Provision for bad debts                                            800         1,695
       Depreciation and amortization                                    6,718         7,663
       Net (gain) loss on investments                                   2,392          (151)
       Changes in operating assets and liabilities
          Trade accounts receivable                                   (55,358)      (94,848)
          Marketable equity security                                     (834)        1,306
          Prepaid expenses and other assets                            (1,272)       (1,270)
          Trade accounts payable and other current liabilities         42,827       104,323
                                                                   ----------    ----------
  Net cash provided by operating activities                             4,378        21,949
                                                                   ----------    ----------

 Investing activities
  Purchase of subsidiary, net of cash acquired                             --        (2,159)
  Sale of subsidiary, net                                                  --           503
  Purchase of furniture, equipment and
    leasehold improvements                                             (3,330)       (4,781)
                                                                   ----------    ----------
  Net cash used in investing activities                                (3,330)       (6,437)
                                                                   ----------    ----------

 Financing activities
  Borrowings on long-term debt                                        162,300       188,430
  Repayments of long-term debt                                       (166,150)     (192,493)
  Proceeds from stock issuance                                            166           260
  Purchase of treasury stock                                           (1,611)       (4,628)
                                                                   ----------    ----------
  Net cash used in financing activities                                (5,295)       (8,431)
                                                                   ----------    ----------

 Effect of exchange rate changes on cash                                  423          (667)
                                                                   ----------    ----------
 Net cash provided by (used in) continuing operations                  (3,824)        6,414
 Net cash provided by discontinued operations                              --        11,865
                                                                   ----------    ----------

 Increase (decrease) in cash and cash equivalents                      (3,824)       18,279
 Cash and cash equivalents at beginning of period                      13,937         5,652
                                                                   ----------    ----------
 Cash and cash equivalents at end of period                        $   10,113    $   23,931
                                                                   ==========    ==========

 Supplemental disclosure of cash paid during the period
  Income taxes                                                     $      149    $    3,326
  Interest                                                                864           832

Non-cash investing and financing activities
  Marketable equity securities received from sale of subsidiary    $       --    $    5,309


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

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of January 31, 2002, the consolidated results of operations for the three and nine months ended January 31, 2002 and 2001, and the consolidated cash flows for the nine months ended January 31, 2002 and 2001 have been made. In addition, in the opinion of management, all such adjustments made are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually as well as in the event of an impairment indicator. The Company will adopt SFAS 142 effective May 1, 2002. For the three and nine months ended January 31, 2002, goodwill amortization reduced net income by $358,000 and $1.1 million, and earnings per share by approximately $.11 and $.34 per share, respectively.

NOTE B -- OTHER COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                     Three Months Ended     Nine Months Ended
                                         January 31,           January 31,
                                     -------------------   -------------------
                                       2002        2001       2002       2001
                                     --------   --------   --------   --------

Net income                           $  7,397   $  3,736   $  9,105   $  2,766
Currency translation adjustments           70        288        369       (225)
                                     --------   --------   --------   --------
    Comprehensive income             $  7,467   $  4,024   $  9,474   $  2,541
                                     ========   ========   ========   ========

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C -- EARNINGS PER SHARE

The following table (in thousands, except per share amounts) sets forth the computation of basic and diluted earnings per share. Outstanding options that were not included in the computation of diluted earnings per share because their effect would be antidilutive totaled approximately 380,000 and 576,000 shares for the three and nine months ended January 31, 2002 and 655,000 and 494,000 shares for the three and nine months ended January 31, 2001, respectively.

                                                     Three Months Ended            Nine Months Ended
                                                         January 31,                  January 31,
                                                 ---------------------------   ---------------------------
                                                     2002          2001           2002           2001
                                                 ------------   ------------   ------------   ------------

Income from continuing operations                $      7,397   $      3,736   $      9,105   $      3,231
                                                 ============   ============   ============   ============

Loss from discontinued operations                $         --   $         --   $         --   $        465
                                                 ============   ============   ============   ============

Weighted average shares outstanding - basic             3,084          3,410          3,146          3,551
Effect of dilutive employee and director
   stock options                                           44             --             15              7
                                                 ------------   ------------   ------------   ------------
Weighted average shares outstanding - diluted           3,128          3,410          3,161          3,558
                                                 ------------   ------------   ------------   ------------

Earnings per share from continuing
   operations - basic                            $       2.40   $       1.10   $       2.89   $       0.91
                                                 ============   ============   ============   ============
Earnings per share from continuing
   operations - diluted                          $       2.36   $       1.10   $       2.88   $       0.91
                                                 ============   ============   ============   ============
Loss per share from discontinued
   operations - basic and diluted                $         --   $         --   $         --   $       0.13
                                                 ============   ============   ============   ============

NOTE D -- BUSINESS SEGMENTS

Information for the Company's reportable segments for the three and nine months ended January 31, 2002 and 2001 is presented below (in thousands):

                                             Three Months Ended             Nine Months Ended
                                                 January 31,                   January 31,
                                       ----------------------------    ----------------------------
                                           2002            2001            2002             2001
                                       ------------    ------------    ------------    ------------

Net sales
    Product services                   $    393,244    $    416,749    $  1,010,952    $    897,204
    Contact services                         15,284          12,363          41,827          41,822
                                       ------------    ------------    ------------    ------------
                                       $    408,528    $    429,112    $  1,052,779    $    939,026
                                       ============    ============    ============    ============

Operating income (loss)
    Product services                   $     15,254    $     17,394    $     38,715    $     38,013
    Contact services                          1,273            (312)          2,574          (2,077)
    Unallocated corporate overhead          (10,613)        (10,393)        (29,444)        (29,949)
                                       ------------    ------------    ------------    ------------
                                       $      5,914    $      6,689    $     11,845    $      5,987
                                       ============    ============    ============    ============

NOTE E -- MARKETABLE EQUITY SECURITY

The Company's marketable equity security consists of 137,600 shares of publicly traded stock acquired in fiscal 2001 through the sale of a subsidiary. As of March 8, 2002, the quoted market price of the stock was $5.25 per share.

                    SOFTWARE SPECTRUM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F -- LONG-TERM DEBT

Effective November 30, 2001, the Company amended its existing revolving credit facility. The amended credit facility (the "Facility"), which is secured by accounts receivable and a pledge of the stock of certain of the Company's subsidiaries, permits the Company to borrow up to $75 million, subject to availability under its borrowing base. The Facility continues to require the Company to maintain certain financial covenants and ratios and continues to place limitations on dividends, capital expenditures and certain other borrowings. The Facility bears interest at a variable rate and expires in November 2004.

NOTE G - INCOME TAXES

Effective May 1, 2001 the Company elected to treat certain of its subsidiaries as branches for U.S. Federal income tax purposes. This election resulted in a deemed liquidation of these subsidiaries for Federal income tax purposes only. The Company recorded a benefit of approximately $3.4 million in the quarter ended January 31, 2002 relating to tax deductions for accumulated losses recognized upon the deemed liquidations.

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

The following table sets forth certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales.

                                                   Three Months Ended       Nine Months Ended
                                                      January 31,              January 31,
                                                  --------------------     -------------------
                                                    2002        2001        2002        2001
                                                  -------      -------     -------     -------

Net sales                                           100.0%       100.0%      100.0%      100.0%

Cost of sales                                        92.9         93.0        92.5        92.1
                                                  -------      -------     -------     -------

    Gross margin                                      7.1          7.0         7.5         7.9

Selling, general and administrative expenses          5.2          4.8         5.7         6.5

Depreciation and amortization                         0.4          0.6         0.7         0.8
                                                  -------      -------     -------     -------

    Operating income                                  1.5          1.6         1.1         0.6

Non-operating (income) expense, net                  (0.1)         0.1         0.2         0.1
                                                  -------      -------     -------     -------

    Income before income taxes                        1.6          1.5         0.9         0.5

Income tax expense (benefit)                         (0.2)         0.6          --         0.2
                                                  -------      -------     -------     -------

    Income from continuing operations                 1.8%         0.9%        0.9%        0.3%
                                                  =======      =======     =======     =======


NET SALES

Software sales for the third quarter ended January 31, 2002 decreased approximately 6% compared to sales for the quarter ended January 31, 2001. The decrease is primarily due to announced changes in Microsoft volume licensing programs, effective October 1, 2001, which resulted in some customers accelerating purchases into the second fiscal quarter. In addition, the January 31, 2002 quarter is the first full fiscal quarter in which new enterprise-wide licensing arrangements, designated Microsoft Enterprise Agreement 6.0s ("EA 6.0" agreements), were sold. These agreements are priced, billed and collected directly by the publisher. The Company does not record software sales revenue for these agreements, but continues to provide sales and related customer services associated with these transactions, and earns a software advisory fee directly from the publisher for these activities. During the quarter ended January 31, 2002, the Company earned $667,000 in fees for advisory services related to the EA 6.0 agreements. The Company continues to realize software revenue from enterprise-wide licensing arrangements ("Enterprise Agreements") that were sold prior to the introduction of EA 6.0 agreements, from sales of software under Microsoft's other licensing programs and from sales of software under licensing programs of other publishers.

Software sales for the nine months ended January 31, 2002 increased approximately 13% over those for the nine months ended January 31, 2001. The increase is partially due to sales to new customers. The Company's strong competitive position with global enterprises, licensing expertise, electronic innovation, and the expansion of the sales force throughout fiscal 2001 contributed to the addition of these new customers.

Sales of software through VLM agreements represented approximately 91% of software sales for both the three and nine months ended January 31, 2002 compared to approximately 90% and 87% for the three and nine months ended January 31, 2001, respectively.

The Company believes that customers have reduced their information technology purchasing volumes due to economic conditions and have focused their spending on basic technology needs. If this trend continues and if the Company is unable to offset reduced demand through new customer acquisition or sales of new products to existing customers, the Company's operating results could be adversely affected. As sales of EA 6.0 agreements increase and as prior Enterprise Agreements expire, generally over the next three years, the substitution of advisory fees for software sales revenue is expected to result in lower revenues for the Company. Because significant changes in Microsoft's licensing programs, including the introduction of EA 6.0 agreements, have just recently been implemented, the impact of these changes on revenues and gross margin dollars cannot be accurately predicted. For the nine months ended January 31, 2002, approximately 31% of the Company's product sales were under Enterprise Agreements.

For the three months ended January 31, 2002, Contact Services revenues increased 24% as compared to the three months ended January 31, 2001. The increase was primarily attributable to increased support levels for the Company's two largest Contact Services customers. Contact Services represented approximately 4% of the Company's overall revenues for both the three and nine months ended January 31, 2002 as compared to 3% and 4% for the three and nine months ended January 31, 2001.

In discussions with the Company's principal Contact Services customers concerning their long-term outsourcing strategies, the Company has been made aware of plans by these customers to move an undetermined amount of their currently outsourced call volumes to offshore locations at an undetermined future date, possibly as early as calendar year 2002. The impact of these plans on the Company's Contact Services business cannot be determined at the present time; however, if the Company is not able to replace volumes lost as a result of the implementation of such strategies on terms comparable to those existing today, the Company's Contact Services business would be adversely impacted.

The Company believes its future growth will depend upon its ability to maintain and increase its customer base, to capitalize on continued growth in desktop technology markets around the world, and to develop and expand its Contact Services.

INTERNATIONAL OPERATIONS

For the three months ended January 31, 2002, sales outside of North America decreased 26% to $26 million as compared to $35 million for the three months ended January 31, 2001, primarily due to economic conditions in Europe and Asia/Pacific and the impact of changes in the Microsoft licensing programs. Sales in Europe decreased 30% to $17 million for the three months ended January 31, 2002, while sales in Asia/Pacific decreased 18% to $9 million during the same period. Sales outside of North America for the nine months ended January 31, 2002 were $104 million, which is comparable to the level of sales for the nine months ended January 31, 2001.

For the three and nine months ended January 31, 2002, fluctuations in foreign currencies reduced operating income by approximately $307,000 and $765,000, respectively. Fluctuations in foreign currencies increased operating income by approximately $403,000 and $415,000 for the three and nine months ended January 31, 2001.

GROSS MARGIN

Overall gross margin as a percentage of net sales was 7.1% and 7.5%, respectively, for the three and nine months ended January 31, 2002, as compared to 7.0% and 7.9% for the comparable periods of the prior year. For the three and nine months ended January 31, 2002, gross margin on software sales decreased to 6.2% and 6.6%, as compared to 6.5% and 7.3% for the three and nine months ended January 31, 2001, primarily due to price competition. In addition, software gross margin percentages for the three months ended January 31, 2002 were negatively impacted by reduced financial incentives from publishers. The increase in the percentage of software revenue derived from licensing arrangements further reduced software gross margin percentages for the nine months ended January 31, 2002 as compared to the nine months ended January 31, 2001.

The Company believes that gross margin percentages on sales of software may continue to experience downward pressure if the current level of price competition continues, or if publishers continue to respond to market pressures by reducing financial incentives to resellers. While the effect that the recent changes in the Microsoft licensing programs will have on gross margin dollars cannot be accurately predicted, the Company expects the impact of the substitution of advisory fees for software sales revenue to partially offset the potential pressure on gross margins, as a percentage of sales, caused by price competition and reduced financial incentives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses include the costs of the Company's sales and marketing organization, as well as purchasing and administration costs. For the three and nine months ended January 31, 2002, SG&A expenses, as a percentage of net sales, were 5.2% and 5.7%, as compared to 4.8% and 6.5% for the three and nine months ended January 31, 2001. The increase for the quarter ended January 31, 2002 compared to the quarter ended January 31, 2001 is due to the effect of fluctuations in foreign currencies. The year-to-date decrease in SG&A expenses as a percentage of sales from fiscal 2001 to fiscal 2002 is primarily due to the sufficiency of the Company's infrastructure, which allowed the Company to generate incremental sales volume without a corresponding increase in overhead costs. The Company remains focused on controlling operating costs in both of its business lines.

DEPRECIATION AND AMORTIZATION

The decrease in depreciation and amortization for the three and nine months ended January 31, 2002, as compared to the three and nine months ended January 31, 2001, is primarily attributable to a decline in the level of fixed assets used in the Company's Contact Services business.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually as well as in the event of an impairment indicator. The Company will adopt SFAS 142 effective May 1, 2002. For the three and nine months ended January 31, 2002, goodwill amortization reduced net income by approximately $358,000 and $1.1 million and earnings per share by approximately $.11 and $.34 per share, respectively.

OPERATING INCOME

Operating income for the three and nine months ended January 31, 2002 was $5.9 million and $11.8 million, compared to operating income of $6.7 million and $6.0 million for the three and nine months ended January 31, 2001. The decrease in operating income for the quarter ended January 31, 2002 is primarily the result of reduced software sales during this period and the corresponding reduction in gross margin dollars, as well as the impact of foreign currency fluctuations, offset by improved operations in the Contact Services business. The increase in operating income for the nine months ended January 31, 2002 is due to the increase in software sales during this period and the resulting increase in gross margin dollars, improved operations in the Contact Services business and the Company's ability to control its operating costs. In addition, $1.3 million of nonrecurring charges related to the Contact Services business were incurred in the October 31, 2000 quarter.

UNREALIZED GAIN ON MARKETABLE EQUITY SECURITY

The Company's marketable equity security consists of 137,600 shares of publicly traded stock acquired in December 2000 through the sale of a subsidiary. For the quarter ended January 31, 2002, the Company recorded an unrealized gain of approximately $476,000 to adjust this security to its market value of $6.48 per share at January 31, 2002. The market price of the security was $5.25 per share at March 8, 2002.

INCOME TAX EXPENSE

Effective May 1, 2001, the Company elected to treat certain of its foreign subsidiaries as branches for Federal income tax purposes, resulting in a deemed liquidation of these subsidiaries for Federal income tax purposes only. During the quarter ended January 31, 2002, the Company recorded a tax benefit of $3.4 million relating to tax deductions taken for accumulated losses recognized on the deemed liquidation of these subsidiaries. The liquidations are for tax purposes only, and do not reflect any change in the Company's manner of conducting business or scope of operations in its foreign locations.

Excluding the impact of the $3.4 million tax benefit discussed above, the Company's effective tax rate was approximately 39% for the nine months ended January 31, 2002 as compared to 40% for the nine months ended January 31, 2001. The decrease in the Company's effective tax rate is primarily due to the impact of its international operations.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2002, the Company had approximately $10.1 million in cash and cash equivalents and had no debt outstanding. The Company amended its revolving credit facility effective November 30, 2001. Based on its expected borrowing requirements, the Company reduced the facility to $75 million, subject to availability under the borrowing base. The amended credit facility (the "Facility"), which is secured by accounts receivable and a pledge of the stock of certain of the Company's subsidiaries, bears interest at a variable rate and expires in November 2004. The Facility continues to require the Company to maintain certain financial covenants and ratios and continues to place limitations on dividends, capital expenditures and certain other borrowings. As of January 31, 2002, the Company had approximately $71 million of borrowing availability under the Facility.

The increase in trade accounts receivable and trade accounts payable from April 30, 2001 to January 31, 2002 is due to the increased sales in the January 31, 2002 quarter and the timing of collections of accounts receivable and payments to the Company's vendors. At January 31, 2002 and April 30, 2001, accounts receivable represented approximately 52 and 56 days of historical sales, respectively.

For the nine months ended January 31, 2002, the Company's operating activities provided $4.4 million of cash compared to $21.9 million of cash provided by operations during the nine months ended January 31, 2001. The decrease in cash provided by operations is primarily due to the required timing of payments to the Company's largest vendors, partially offset by the increase in operating income for the nine months ended January 31, 2002.

The increase in furniture, equipment and leasehold improvements from April 30, 2001 to January 31, 2002 reflects approximately $3.3 million of capital expenditures related primarily to the ongoing investment in the Company's computer systems.

In 1997, the Company implemented a stock repurchase program, which allows for the purchase of the Company's Common Stock from time to time in the open market or through privately negotiated transactions. The Company funds such purchases with cash or borrowings under the Company's credit facility. As of March 8, 2002 the Company had repurchased 1,493,400 shares of Common Stock, for a total of $21.1 million, under the stock repurchase program and has been authorized by its Board of Directors to repurchase up to an additional $700,000 of its common stock.

The Company expects that its cash requirements for fiscal 2002 will be satisfied from cash flow from operations and borrowings under the Facility.

EURO CURRENCY ISSUES

On January 1, 1999, eleven of the fifteen member countries of the European Union introduced a common legal currency called the Euro, which replaced the former currencies of the participating countries in January 2002. Use of the Euro has not, and is not expected to, materially impact the Company's financial condition, operating results or use of derivative instruments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and nine months ended January 31, 2002 does not differ materially from that discussed in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended April 30, 2001.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 10.1 - IBM Business Partner Agreement, dated January 1, 2002, between International Business Machines Corporation and Software Spectrum, Inc.

         Exhibit 10.2 - Microsoft Large Account Reseller Agreement, dated October 1, 2001, between MSLI, G.P. and the Company.

         Exhibit 10.3 - Microsoft Enterprise Software Advisor Service Agreement, dated October 1, 2001, between MSLI, G.P. and the Company.

         Exhibit 10.17(c) - Amendment No. 2 to the Software Spectrum, Inc. 1998 Long Term Incentive Plan.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the three month period ended January 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SOFTWARE SPECTRUM, INC.



Date:  March 15, 2002                 By: /s/ James W. Brown
                                          -------------------------------------
                                              James W. Brown
                                              Vice President and Chief Financial
                                              Officer (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)

                                  EXHIBIT INDEX

Exhibit 10.1      IBM Business Partner Agreement, dated January 1, 2002, between
                  International Business Machines Corporation and Software
                  Spectrum, Inc.

Exhibit 10.2      Microsoft Large Account Reseller Agreement, dated October 1,
                  2001, between MSLI, G.P. and the Company.

Exhibit 10.3      Microsoft Enterprise Software Advisor Service Agreement, dated
                  October 1, 2001, between MSLI, G.P. and the Company.

Exhibit 10.17(c)  Amendment No. 2 to the Software Spectrum, Inc. 1998 Long Term
                  Incentive Plan.